Form 10-Q
period 2008-03-31
Merchants & Marine Bancorp, Inc.
filed 2008-05-15
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 000-53198
Merchants & Marine Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Mississippi	26-2498567

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3118 Pascagoula Street, Pascagoula, Mississippi	39567

(Address of principal executive offices)	(Zip Code)
(228) 762-3311

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of March 31, 2008, 1,330,338 shares of Common Stock were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2008	December 31, 2007
ASSETS:
Cash and due from banks (non-interest bearing)	$28,505,060	20,268,465
Federal funds sold	64,953,000	26,477,000
Securities:
Available for sale, at market value	9,137,896	38,975,101
Held to maturity, at amortized cost	158,290,203	143,792,190
Non-marketable equity securities	600,060	600,060
Loans, less allowance for loan losses $3,100,000 and $3,100,000, respectively	199,935,110	200,812,432
Property and equipment, net	15,183,168	14,890,181
Other real estate owned	129,554	406,606
Accrued income	3,194,316	3,322,522
Other assets	9,905,319	9,988,159

TOTAL ASSETS	$489,833,686	459,532,716

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$129,185,481	124,829,897
Interest bearing demand, savings, money market, and other time	269,026,704	258,592,773

Total deposits	398,212,185	383,422,670
Federal funds purchased and securities sold under agreements to repurchase	36,224,867	21,018,486
Accrued expenses and other liabilities	5,862,210	6,650,911

Total liabilities	440,299,262	411,092,067

Stockholders’ Equity:
Common stock — $2.50 par value, 1,330,560 shares authorized and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	32,198,322	31,123,789
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	48,990	29,748
Unrealized gain (loss) on defined benefit pension plan	(538,733)	(538,733)

Total stockholders’ equity	49,534,424	48,440,649

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$489,833,686	459,532,716

     See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Interest Income:
Interest and fees on loans	$3,891,942	4,070,209
Interest on investment securities:
Taxable	1,966,410	2,445,853
Exempt from federal income tax	78,864	78,916
Interest on federal funds sold	326,335	410,144

Total interest income	6,263,551	7,005,122

Interest Expense:
Interest on deposits	1,923,278	1,998,589
Interest on federal funds purchased and securities sold under agreements to repurchase	140,372	108,861

Total interest expense	2,063,650	2,107,450

Net interest income	4,199,901	4,897,672
Provision for loan losses	(51,206)	443

Net interest income after provision for loan losses	4,251,107	4,897,229

Non-Interest Income:
Service charges	1,075,864	1,004,746
Miscellaneous	600,558	478,022

Total non-interest income	1,676,422	1,482,768

Non-Interest Expense:
Salaries and employee benefits	1,842,764	1,671,862
Premises	660,085	677,643
Miscellaneous	1,513,380	1,520,317

Total non-interest expense	4,016,229	3,869,822

Income before income taxes	1,911,300	2,510,175

Provision for income taxes	491,939	793,939

NET INCOME	$1,419,361	1,716,236

NET INCOME PER COMMON SHARE	$1.07	1.29

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

Net income	$1,419,361	1,716,236

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	19,242	(22,473)

Comprehensive income	$1,438,603	1,693,763

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Three Months Ended March 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,419,361	1,716,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,316	157,738
Provision for loan losses	(51,206)	443
Write-down of other real estate owned	33,552	33,552
Reinvested earnings on securities	(57,983)	(433,454)
Net premium amortization (discount accretion)	(5,776)	(85,748)
(Increase) in accrued income receivable	128,206	(160,267)
Increase in interest payable	(102,362)	62,260
(Gain) loss on disposition of assets	(117,392)	21,938
Net change in other assets and liabilities	(625,654)	(152,491)

Net Cash Provided by Operating Activities	900,062	1,160,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold	(38,476,000)	(20,200,000)
Purchase of securities available for sale	—	(34,184,673)
Proceeds from maturities of securities available for sale	30,045,413	23,000,000
Purchase of securities held to maturity	(57,699,250)	(25,892,293)
Proceeds from maturities of securities held to maturity	43,203,333	16,390,000
Net (increase) decrease in loans	1,172,028	1,662,417
Purchase of property and equipment	(572,303)	(1,333,262)
Proceeds from sale of fixed assets	—	—

Net Cash (Used) in investing Activities	(22,326,779)	(40,557,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,789,516	33,415,753
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	15,206,381	7,967,143
Dividends paid to stockholders	(332,585)	(332,585)

Net Cash Provided by Financing Activities	29,663,312	41,050,311

Net Increase in Cash and Due from Banks	8,236,595	1,652,707

Cash and Due From Banks, Beginning	20,268,465	33,266,273

Cash and Due From Banks, Ending	$28,505,060	34,918,980

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Three Months Ended March 31, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Basis of Presentation
On April 3, 2008, the shareholders of Merchants & Marine Bank (the “Bank”) approved a share exchange between the Merchants & Marine Bancorp, Inc. (the “Company”) and the Bank on a one for one basis (the “Share Exchange”) pursuant to which the Company acquired 100% of the outstanding common stock of the Bank and the shareholders of the Bank exchanged their shares of Bank common stock for Company common stock.
This transaction was consummated on April 24, 2008, and as such, the financial information presented in the financial statements above and in these notes as well as in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below for the three months ended March 31, 2008 does not include financial information with respect to the Company, but rather presents information for the Bank only for such period. The Company is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended.
Interim Financial Statements.
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bank’s 2007 Annual Report to Shareholders.
December 31, 2007 Balance Sheet Presentation.
The condensed balance sheet at December 31, 2007 has been taken from the audited balance sheet at that date.
Use of Estimates.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Company’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive environment; continuing consolidation in the financial services industry; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Company’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
Formation of Holding Company
On April 24, 2008, the Company consummated its acquisition of 100% of the outstanding shares of Merchants & Marine Bank (the “Bank”) common stock pursuant to the terms of an Agreement and Plan of Share Exchange, dated as of February 5, 2008, by and between the Company and the Bank. In connection with the Share Exchange, the holders of Bank common stock exchanged their shares of Bank common stock for a like number of shares of Company common stock and the Company assumed the Plan and all of the outstanding options issued pursuant to the Plan. Following consummation of the Share Exchange, the Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended and is subject to regulation by the Board of Governors of the Federal Reserve Bank.
Executive Summary
     The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured Bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. Merchants & Marine Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. Several rating institutions have recognized the Company’s return on assets and capital strength as being among the highest on the Mississippi Coast. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance and the FDIC. However, such regulation, supervision and examination are for the protection of consumers, the deposit insurance fund administered by the FDIC, and the banking system and not for the protection of investors or other stakeholders.

     Hurricane Katrina hit the Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the many challenges facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business staffing needs.
     Katrina also had its effects on the Company’s financial statements. Management completed a comprehensive post storm review of the Company’s loan portfolio, including contacting customers, reviewing insurance coverage, analyzing collateral values, and assessing customers’ repayment sources and abilities. Management increased the Company’s Allowance for Loan Losses (“ALL”) by $700,000 since the storm, a decision based on banking industry studies that show unanticipated losses from a disaster like Katrina will occur often a year or more after the event. Management feels it has made a proper loan loss reserve adjustment and will continue to monitor its adequacy, as is customary. The Company has also experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature, and in the last two quarters of 2007, and continuing into the first quarter of 2008, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and a leveling effect in deposits growth has occurred.
Earnings Highlights
The Company’s net income for the first quarter of 2008 was $1,419,000, a decrease of 1.7%, when compared to the first quarter of 2007. The Company’s net income for the first quarter of 2007 was $1,716,000, an increase of 12.4% when compared to the same period in 2006. The Company’s net income for the first quarter of 2006 was $1,527,000, an increase of 56.0% when compared to the same period in 2005. The following discussions, tables, and the accompanying financial statements presented outline the change in earnings from the first quarter of 2008, 2007 and 2006. Return on average assets was 1.2%, and 1.4%, and 1.2% for first quarter-end 2008, 2007 and 2006, respectively. Return on average equity was 11.5%, 15.8%, and 15.6% in the first quarter of 2008, 2007, and 2006, respectively. Earnings per share were $1.07 in the first quarter of 2008, compared to $1.29 in the first quarter of 2007 and $1.15 in the first quarter of 2006.
Earning Assets
Table 1 of this report shows the composition of the Company’s average assets, including average earning assets. The Company’s earning assets include loans, investments, and federal funds sold. Average earning assets for the first quarter of 2008 totaled $411,890,000, compared to $444,135,000 in 2007 and $450,159,000 in 2006. Average net loans decreased by $877,000, or 0.4%, in the first quarter of 2008, compared to an increase of $31,170,000, or 18.0%, in the first quarter of 2007, and an increase of $8,753,000, or 5.3%, in the first quarter of 2006. Average securities decreased by $42,068,000 and $42,066,000 in the first quarters of 2008 and 2007, respectively, compared to an increase of $145,557,000 in the same period of 2006. Average federal funds sold increased by $10,710,000, or 33.4%, and $4,872,000, or 17.9%, in the first quarter of 2008 and 2007, respectively, compared to a decrease of $1,699,000, or 5.9%, in the first quarter of 2006. A detailed comparison of the Company’s average earning assets for the first quarters of 2008, 2007, and 2006 is presented in Table 1 of this report.

Net Interest Income
The major source of the Company’s income comes from gathering funds from deposit sources and investing them in loans and securities. Net interest income is the revenue generated from earning assets less the cost of interest paid on deposits and other interest bearing liabilities. Balancing interest rate, credit, liquidity, and capital risks, while managing its assets and liabilities to maximize income growth is the Company’s primary long-term objective.
A bank’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest earning asset yields and interest bearing liability costs and the percentage of interest earning assets funded by interest bearing liabilities. The net margin, on a tax equivalent basis, was 3.6%, 3.9% and 3.6% in the first quarters of 2008, 2007, and 2006, respectively. The decrease in 2008 is attributable to the decrease in volumes and rates of return on interest earning assets compared to 2007. Tax equivalent net interest income decreased in 2008 by 14.9%, compared to increases of 8.6% and 39.8% in the first quarters of 2007 and 2006, respectively.
Average net loans decreased by 0.4% in the first quarter of 2008, and loan interest income decreased by 4.4% in the same period. This is compared to increases in average net loans of 18.0% and loan interest income of 36.3% in the first quarter of 2007. Loan yields dropped by 32 basis points in the first quarter of 2008, while loan yields in the first quarter of 2007 increased by 107 basis points compared to 2006 yields of the same period, as a result of higher market rates for the period. Yields on average taxable securities in the first quarter of 2008 equaled 4.9%, in the first quarter of 2008 and 2007. Interest earned on average taxable securities declined by 19.9% in the first quarter of 2008, due to decreased volumes. Interest income on taxable securities increased as market rates were higher for the first quarter of 2007 compared to the same period in 2006. Yields on average tax-exempt securities increased by 29 basis points as maturing securities were reinvested in higher rate securities. The average volume of all securities in the first quarter of 2008 decreased by 20.3% when compared to the first quarter of 2007; yet total securities income remained unchanged due to increased rates earned. The average balance of federal funds sold increased 33.4% for the first quarter of 2008 when compared to the same period of 2007. Income from these funds decreased by 20.5% in the first quarter of 2008, as a result of the decrease of 206 basis points in rates earned.
The Company experienced an unusual growth in deposits following Hurricane Katrina. Total average interest bearing liabilities increased by 27.0%, 2.6%, and 14.8% in the first quarters of 2008, 2007, and 2006, respectively. Rates paid on these funds decreased 77 basis points in the first quarter of 2008, compared to increases of 102 basis points and 97 basis points in the first quarter of 2007 and 2006, respectively. The decrease in rates paid on these funds offset the increased volumes, and interest expense on these funds decreased by $44,000 for the first quarter of 2008, when compared to the same period in 2007. The increase in rates paid along with the increased volumes resulted in an increase in interest expense of 47.4% and 97.7% in the first quarters of 2007 and 2006, respectively. Interest bearing checking, MMF’s, and savings accounts average balances increased by 37.1% for the first quarter of 2008, compared to a decrease of 1.6% for the first quarter of 2007, and an increase of 7.9% for the first quarter of 2006. Interest expense decreased by 17.1% for the first quarter of 2008, compared to increases of 55.2% and 92.8% for the same periods in 2007 and 2006, respectively. Average time deposit balances increased by 10.4%, 15.8% and 18.2% in the first quarters of 2008, 2007, and 2006, respectively. The average rate paid on these funds was 4.3% for the first quarters of 2008 and 2007, and 3.5% for the same period in 2006. Interest expense on time deposits increased by 10.7%, 39.1% and 94.9% in the first quarters of 2008, 2007, and 2006, respectively, as a result of increased rates paid and increases in volumes. Average federal funds purchased and securities sold under agreements to repurchase increased by 28.7% in the first quarter of 2008, compared to a decrease of 19.3% in the first quarter of 2007, and an increase of 87.8% in the first quarter of 2006. Rates on these funds remained constant at 2.9% in the first quarter of 2008 and 2007, compared to 1.5% in the first quarter of 2006. Interest expense increased in the first quarter of 2008 by 28.4% as a result of higher volumes. Tables 1 and 2 provide more information on the Company’s net interest income and rate and volume variances.
Interest Rate Sensitivity
Managing the interest rate risk of the Company is an integral part of its financial success. The process of interest rate risk management includes the monitoring of each component of the balance sheet and its sensitivity to interest rate changes. Management monitors the day-to-day exposure to changes in interest rates in response to loan and deposit flows and makes adjustments accordingly.
The Company uses an earnings forecast model that simulates multiple interest rate scenarios and the effects on the Company’s net margin, in addition to using traditional gap tables. The model analyzes the earnings risk by revealing the probability of reaching future income levels based on balance sheet changes caused by interest rate fluctuations. The model and traditional gap analysis indicate the Company is liability sensitive, which means that in a falling rate environment, the Company’s net interest margin should increase. See Table 14 for a detailed analysis of the Company’s interest rate sensitivity.
The Company’s operations are not ordinarily impacted by inflationary factors. However, because the Company’s assets are largely monetary in nature its operations are subject to changes in interest rates.
Loans
One of the largest components of the Company’s earning assets is its loan portfolio. Loans are the highest yielding asset category and also contain the largest amount of risk.
Average loans, net of unearned income, as a percentage of average earning assets, was 49.4%, 46.0%, and 38.5% for the first quarters of 2008, 2007, and 2006 respectively. The average loan to deposit ratio was 52.1% at end of the first quarter of 2008, 46.9% at the end of the first quarter of 2007, and 39.7% at end of the first quarter of 2006. Average net loans decreased by $887,000, or 0.4%, for the first quarter of 2008, compared to an increase of $31,170,000, or 18.0%, for the first quarter of 2007, and an increase of $8,753,000, or 5.3%, for the first quarter of 2006.
Meeting the credit needs of Jackson and George Counties, with special emphasis on consumer and small business loans, continues to be the primary goal of the Company. The Company considers itself the premier provider of financial services to low and moderate-income customers in Jackson and George Counties.
Loan categories were reclassified during the second quarter of 2006. This reclassification was made in order to properly show loans secured by real estate collateral as real estate loans instead of commercial and consumer loans. The previous quarters have not been restated, and, therefore, the following comparisons will show a large shift from loans classified as commercial to real estate. Loan growth in the real estate portfolio resulted in an increase in loans secured by real estate from $30,311,000 at first quarter-end 2006 to $119,230,000 at first quarter-end 2007 and $124,679,000 at first quarter-end 2008.

Commercial and industrial loans and loans to municipal and local governments totaled $31,804,000, $33,605,000, and $81,537,000 at first quarter-end 2008, 2007, and 2006, respectively. Consumer loans totaled $40,067,000 at first quarter-end 2008, compared to $39,190,000 at first quarter-end 2007 and $54,895,000 at first quarter-end 2006. Other loans at first quarter-end 2008 increased slightly when compared to the same period in 2007 and decreased when compared to 2006 first quarter-end totals.
Allowance for Loan Losses
Historical losses, trends and management’s opinion of the adequacy of the allowance for loan losses determine the allocations made to the loan loss reserve. Management considers the following factors in determining the adequacy of the allowance: (1) periodic reviews of individual credits, (2) gross and net charge-offs, (3) loan portfolio growth, (4) historical levels of the allowance to total loans, (5) the value of collateral securing loans, (6) the level of past due and non-accruing loans, and (7) current and future economic conditions and their potential impact on the loan portfolio.
The allowance to total loans was 1.5% at first quarter-end 2008 and 2007, and 1.6% at first quarter-end 2006.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio that have not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. The Company’s management has determined that the balance of the allowance for loan losses is adequate to cover potential future losses. The Company raised the ALL by $600,000 in 2005 and $100,000 in the first quarter of 2006 for possible losses arising from Hurricane Katrina’s effects on the loan portfolio. See Tables 8 and 9 for a detailed analysis of the Company’s allowance for loan losses.
Critical Accounting Policies
The accounting principles the Company follows and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles to the determination of the Company’s ALL, the Company has made judgments and estimates, which have significantly impacted our financial position and results of operations.
The Company’s management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss, which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.
The Company establishes the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). The allocation for unique loans is done primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. Management estimates losses on impaired loans based on estimated cash flows at the loan’s original effective interest rate or the underlying collateral value. Estimated loss ratios are also assigned to our consumer portfolio. However, the estimated loss ratios for these homogenous loans are based on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The Company uses the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After assessing applicable factors, management evaluates the aggregate unallocated amount based on its experience.
The resulting ALL balance is then tested by comparing the balance in the allowance account to historical trends and peer information. Management then evaluates the result of the procedures performed, including the testing results, and concludes on the appropriateness of the balance of the ALL in its entirety. The independent loan reviewer and the audit committee of our board of directors review the assessment prior to the filing of quarterly financial information.
In assessing the adequacy of the ALL, the Company also relies on an ongoing loan review process. This process is undertaken to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio. The loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of the Company, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. Management estimates losses on impaired loans based on estimated cash flows, or the loan collateral.
After Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005, management made an increase to the ALL. Management believes the reserve is adequate at this time, based on a review of the portfolio and discussions with regulatory officials; however, it realizes that future additions may be required as the economic impact of the disaster is revealed with the passage of time.
The Company does not use derivatives and therefore no allowance for such instruments is made on the Company’s financial statements.
Asset Quality
Non-performing assets include non-accruing loans that are 90 days or more past due and other real estate acquired through foreclosure or property purchased by the Company for future bank expansion.
Total non-performing assets totaled $842,000, $971,000, and $1,278,000 at first quarter-end 2008, 2007, and 2006, respectively. Non-performing assets, as a percentage of total loans, were 0.4% at first quarter-end 2008, 0.5% at first quarter-end 2007 and 0.7% at first quarter-end 2006. Non-accrual loans and accruing loans over 90 days past due totaled $713,000, or 0.04% of total loans, $782,000, or 0.4% of total loans, and $1,197,000, or 0.7% of total loans at first quarter-end 2008, 2007, and 2006, respectively. Other real estate totaled $129,000, or 0.05% of total loans, at first quarter-end 2008, $189,000, or 0.01%

of total loans, at first quarter-end 2007, and $81,000, or 0.05% of total loans at first quarter-end 2006. See Table 10 for additional information concerning the Company’s non-performing assets.
Securities Available for Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets and had book values totaling $168,028,000, $224,855,000, and $277,331,000, for the first quarter-end 2008, 2007, and 2006, respectively. As previously mentioned, the large increase in securities is a result of increases in deposits resulting from Hurricane Katrina. Management has reason to believe that many of these funds will be short-term in nature and has offset these deposits with short-term Treasury securities. The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available for sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affording the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and intermarket spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains net of taxes of $49,000 and unrealized losses net of taxes of $50,000 and $295,000, were included in stockholders’ equity at first quarter-end 2008, 2007 and 2006, respectively. Unrealized gains of $30,000 were included in stockholders’ equity at year-end 2007. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs.
Yields on taxable securities increased as market rates were slightly higher for the 2008 first quarter compared to the same period in 2007. The average volume of all securities at quarter-end 2008 decreased by $42,068,000, or 20.3%, when compared to first quarter-end 2007, and total securities income decreased by $480,000, or 19.3%, for the first quarter of 2008 due to decreased volumes. The average volume of all securities at first quarter-end 2007 decreased by $42,066,000, or 16.8%, when compared to first quarter-end 2006, and total securities income decreased by $50,000, or 1.9%, as higher rates were earned on decreased volumes. The average volume of all securities at first quarter-end 2006 increased by $145,557,000, or 139.6%, when compared to first quarter-end 2005, and total securities income increased by $1,619,000, or 169.4%, as a result of higher rates earned and increased volumes. The average balance of federal funds sold increased by $32,107,000, or 33.4%, and $4,872,000, or 17.9%, for first quarter-end 2008 and 2007, respectively. Average federal funds sold decreased 5.9% for first quarter-end 2006 when compared to the same period in 2005. Income from these funds decreased by $84,000, or 20.5%, at first quarter-end 2008, compared to increases of 29.7% and 86.9% at first quarter-end 2007 and 2006, respectively. The increased earnings in the first quarter of 2007 and 2006 were the result of the increase in rates earned. The Federal Reserve began raising short term rates in 2004 and continued this trend through July of 2006. Rates remained unchanged until August of 2007 when the Open Market Committee began reducing rates, with six reductions from that time to the end of the first quarter of 2008. See Tables 4 and 5 for more information about the Company’s securities portfolio composition yields and maturity distributions.

Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings, and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits decreased by 10.5% and 0.01% at first quarter-end 2008 and 2007, respectively, compared to an increase of $158,022,000, or 56.8%, at first quarter-end 2006 when compared to the same period in 2005. The rapid deposit growth that was experienced after Hurricane Katrina seems to have leveled off. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
Liquidity
Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost-effective manner. The Company closely monitors its liquidity position to ensure it has ample funds available to meet its obligations. The Company relies on maturing loans and investments, federal funds and its core deposit base to fund its day-to-day liquidity needs. By monitoring asset and liability maturities and the levels of cash on hand, the Company is able to meet expected demands for cash. The Company also has access to federal fund lines at correspondent banks to meet unexpected cash needs and an inventory of readily marketable government securities.
Off Balance Sheet Arrangements
As of March 31, 2008, the Company had unfunded loan commitments outstanding of $20,799,000 and outstanding standby letters of credit of $262,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds and a detailed statement of cash flows can be found in the accompanying notes to the financial statements.
Average federal funds purchases and securities sold under agreement to repurchase represented 4.9%, 3.5%, and 4.3% of total average deposits for the first quarter-end 2008, 2007, and 2006, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Contractual Obligations
The Company has certain contractual obligations that arise from its normal course of business. Each category of deposit represents an obligation to pay. While certain categories of deposits, (e.g., certificates of deposit) have a contracted expiration date, checking accounts and savings are subject to immediate withdrawal. Table 15 details the Company’s deposit and contractual obligations.

The Company also enters into agreements to extend loans and issues stand by letters of credit. These contractual obligations are detailed in Table 15.
The Company also has a defined benefit plan for employees. The plan is fully funded, and the Company is obligated to pay these funds to retired employees.
Risk-Based Capital/Stockholders’ Equity
The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 19.1% at quarter-end 2008, and 18.9% at quarter-end 2007 and 2006. Tier 1 risk-based was 19.1% at quarter-end 2008, compared to 17.7% at quarter-end 2007, compared to 17.6% at quarter-end-end 2006. The leverage ratio at quarter-end 2008 was 10.1%, 8.9% at quarter-end 2007, and 7.9% at quarter-end 2006.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.
Stockholders’ equity to total assets at first quarter-end 2008, 2007, and 2006 was 10.1%, 8.4%, and 7.7%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, commissions, charges, and other fees. Service charges on deposit accounts income increased by 7.1% in the first quarter of 2008, compared to an increase of 27.4% in the first quarter of 2007, and a decrease of 18.5% in the first quarter of 2006. The increases in 2008 and 2007 are attributable to the increase in the number of accounts, and the balances of accounts subject to service charges returning to norms, after Hurricane Katrina. Miscellaneous income at first quarter-end 2008 increased by 25.7% compared to a decrease of 28.3% in the first quarter of 2007 compared to the same period of 2006. Miscellaneous income in the first quarter of 2006 increased by 78.6% when compared to first quarter-end 2005, due to increases in the earnings from the director deferred compensation insurance and other fees.
With deposit related costs constantly increasing, the Company continues to analyze means to increase non-interest income. The Company has revised its product pricing structure for 2008 and continues to seek new sources for additional fee income.

Non-Interest Expense
The Company’s goal is to enhance customer service through efficient and effective delivery of its products and services. Enhancing operational resources while containing overhead expenses is a top priority of the Company. While interest expense is one of the largest expenses of the Company, employees’ salaries, equipment and building expenses, legal fees, FDIC insurance, and other expenses combined make up the largest category of the Company’s expenses. Proper management of these costs is extremely important to the profitability of the Company.
Salary and employee benefits expense increased in the first quarter of 2008 by 10.2%, compared to increases of 5.1% and 11.4% in the first quarter of 2007 and 2006, respectively. The increase is attributed to increases in staffing levels, employee raises, and health insurance premiums, and in part the presence of an additional pay period in 2008 compared to 2007. Occupancy and equipment expense decreased by 2.7% in the first quarter 2008, compared to an increase of 32.4% in the first quarter of 2007, and an increase of 13.9% in the first quarter of 2006. The increase in 2007 is attributable to the depreciation of the Company’s new main office, which began in 2007. Miscellaneous expenses decreased by 0.5% when comparing first quarter-end 2008 to 2007.
Income Taxes
Income tax expense totaled $492,000, $794,000, and $736,000, for the first quarter-ended 2008, 2007, and 2006, respectively.
Subsequent Events
Following the end of the quarter, the Company’s shareholders approved the formation of a bank holding company at a special shareholders meeting on April 3, 2008 pursuant to which the shareholders of the Company exchanged their shares of Bank Common Stock for shares of common stock in the Company, a recently formed holding company, pursuant to the terms of an Agreement and Plan of Share Exchange dated February 5, 2008, by and between the Company and the Bank. The formation of the holding company was effective as of April 24, 2008.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first quarter ended March 31, 2008, 2007, and 2006:

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans, net of unearned income	$203,418	$3,892	7.65%	$204,305	$4,070	7.97%	$173,135	$2,985	6.90%
Securities held to maturity:
Taxable	138,448	1,749	5.05%	112,553	1,337	4.75%	92,091	982	4.27%
Exempt from Federal income tax	9,049	79	3.49%	9,871	79	3.20%	10,550	79	3.00%
Securities available for sale:
Taxable	18,158	211	4.65%	85,299	1,109	5.20%	147,148	1,514	4.12%
Federal funds sold and securities purchased under agreements to resell	42,817	326	3.05%	32,107	410	5.11%	27,235	316	4.64%

Total interest-earning assets	$411,890	$6,257	6.08%	$444,135	$7,005	6.31%	$450,159	$5,876	5.22%
Non interest-earning assets:
Cash and due from banks	27,664			32,473			31,649
Bank premises and equipment	14,954			13,164			8,067
Other assets	14,061			13,338			12,420
Allowance for possible loan losses	(3,101)			(3,100)			(3,034)

Total assets	$465,468			$500,010			$499,261

TABLE 1 (continued)
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES (continued)
(Dollars in Thousands)

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities:
INT DDA, MMF & Savings	$201,687	$860	1.71%	$147,148	$1,038	2.82%	$149,513	$669	1.79%
Time deposits	99,572	1,063	4.27%	90,219	960	4.26%	77,933	690	3.54%
Federal funds purchased, securities sold under agreements to repur- chase and other short- term borrowings	19,481	140	2.87%	15,136	109	2.88%	18,751	70	1.49%

Total interest-bearing liabilities	$320,740	$2,063	2.57%	$252,503	$2,107	3.34%	$246,197	$1,429	2.32%

Noninterest-bearing liabilities:
Deposits	89,073			198,669			208,647
Other liabilities	6,455			5,281			5,219

Total liabilities	416,268			456,453			460,063
Stockholder’s equity	49,200			43,557			39,198

Total liabilities and stockholders’ equity	$465,468			$500,010			$499,261

Net interest income/ margin-tax equivalent		$4,194	3.60%		$4,898	3.92%		$4,447	3.56%

Tax equivalent adjustment:
Loans		55			58			22
Investment securities		79			65			27
Securities available for sale
Other		—			—			—

Total tax equivalent adjustment		134			123			49

Net Interest Income		$4,060			$4,775			$4,398

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

	Quarter ended March 31,
	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$(887)	$(178)	$(1,065)	$31,170	$1,085	$32,255
Investment securities:
Taxable	25,895	412	26,307	20,462	355	20,817
Exempt from Federal income tax	(822)	—	(822)	(679)	—	(679)
Securities available for sale:
Taxable	(67,141)	(898)	(68,039)	(61,849)	(405)	(62,254)
Federal funds sold and securities purchased under agreements to resell	10,710	(84)	10,626	4,872	94	4,966

Total	$(32,245)	$(748)	$(32,993)	$(6,024)	$1,129	$(4,895)

Interest expense on:
Savings deposits	$54,539	$(178)	$54,361	$(2,365)	$369	$(1,996)
Time deposits	9,353	103	9,456	12,286	270	12,556
Federal funds purchased, and securities sold under agreements to repurchase	4,345	31	4,376	(3,615)	39	(3,576)

Total	$68,237	$(44)	$68,193	$6,306	$678	$6,984

Changes in net interest income-tax equivalent	$(100,482)	$(704)	$(101,186)	$(12,330)	$451	$(11,879)

The increase (decrease) due to changes in average balances reflected in the above table was calculated by applying the preceding year’s rate to the current year’s change in the average balance. The increase (decrease) due to changes in average rates was calculated by applying the current year’s change in the average rates to the current year’s average balance. Using this method of calculating increases (decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.

TABLE 3
SECURITIES AVAILABLE FOR SALE AND PORTFOLIO SECURITIES
(Dollars in Thousands)
The available for sale classification of securities, established January 1, 1994 includes all portfolio securities which management believes are subject to sale prior to their contractual maturities and are stated at the lower of amortized cost or aggregate market value. Investment securities include all portfolio securities that the Company intends to hold to maturity and are carried at amortized cost. The carrying amounts of securities available for sale and portfolio securities are presented as of the dates indicated.

	March 31,
	2008	2007	2006

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$8,992	$97,058	$170,249
Obligations of states and political subdivisions	—	—	—
Mortgage-backed securities	—	—	—
Other securities	72	—	—

Total securities available for sale	$9,064	$97,058	$170,249

Investment securities
U. S. Treasury and other U. S. Government agencies	$149,590	$116,967	$96,158
Obligations of states and political subdivisions	8,700	10,230	10,324
Mortgage-backed securities	—	—	—
Other securities	600	600	600

Total investment securities	158,890	127,797	107,082

Total securities available for sale and investment securities	$167,954	$224,855	$277,331

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at March 31, 2008:

	Maturing
			After		After 5 Yrs
	Within		1 Yr But		But Within
	1 Year		Within 5 Yrs		10 Yrs			After 10 Yrs.
									Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale U.S. Treasury and other U.S. Government agencies	$8,992	4.52%	$—	0.00%	$—	0.00%	$—	0.00%	$8,992
Other securities	72	0.00%	—	0.00%	—	0.00%	—	0.00%	72

Total securities available for sale	$9,064	4.52%	$—	0.00%	$—	0.00%	$—	0.00%	$9,064

Investment securities U.S. Treasury and other U.S. Government agencies	$4,994	4.29%	$100,235	4.91%	$44,361	4.92%	$—	0.00%	$149,590
Obligations of states and political subdivisions	$1,868	4.79%	3,326	5.22%	3,506	5.49%	—	0.00%	8,700
Other securities	600		—		—		—		600

Total investment securities	$7,462	4.48%	$103,561	5.07%	$47,867	5.57%	$—	0.00%	$158,890

Total securities available for sale and investment securities	$16,526	4.50%	$103,561	5.07%	$47,867	5.57%	$—	0.00%	$167,954

At March 31, 2008, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $8.7 million and a market value of $8.8 million. The yield on obligations of states and and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
(Dollars in Thousands)
TABLE 5
SECURITIES ANALYSIS

SECURITIES AVAILABLE-FOR-SALE					SECURITIES HELD-TO-MATURITY
MARCH 31, 2008					MARCH 31, 2008
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$8,991,690	$40,850	$—	$9,032,540	$149,591,870	$2,967,324	$(12,440)	$152,546,754
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,699,992	140,415	(5,666)	8,834,741

OTHER SECURITIES	71,979	33,377	—	105,356	—	—	—	—

TOTAL	$9,063,669	$74,227	$—	$9,137,896	$158,291,862	$3,107,739	$(18,106)	$161,381,495

SECURITIES AVAILABLE-FOR-SALE					SECURITIES HELD-TO-MATURITY
MARCH 31, 2007					MARCH 31, 2007
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$97,057,857	$20,338	$(95,450)	$96,982,746	$116,967,680	$112,904	$(483,216)	$116,597,368
STATE AND MUNICIPAL SECURITIES	—	—	—	—	10,229,722	5,467	(134,156)	10,101,033

OTHER SECURITIES	—	—	—	—	—	—	—	—

TOTAL	$97,057,857	$20,338	$(95,450)	$96,982,746	$127,197,402	$118,371	$(617,372)	$126,698,401

SECURITIES AVAILABLE-FOR-SALE					SECURITIES HELD-TO-MATURITY
MARCH 31, 2006					MARCH 31, 2006
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$170,248,783	$144	$(446,903)	$169,802,024	$96,158,495	$8,304	$(1,082,220)	$95,084,579
STATE AND MUNICIPAL SECURITIES	—	—	—	—	10,323,813	1,189	(214,746)	10,110,256

OTHER SECURITIES	—	—	—	—	—	—	—	—

TOTAL	$170,248,783	$144	$(446,903)	$169,802,024	$106,482,308	$9,493	$(1,296,966)	$358,591,637

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the first quarter indicated are shown in the following table classified by type of loans:

	2008	2007	2006

Commercial & Industrial	$31,804	$33,605	$81,537
Real Estate	124,679	119,230	30,311
Consumer Loans	40,067	39,190	54,895
Other Loans	6,528	5,473	7,772

Total Loans	$203,078	$197,498	$174,515

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of March 31, 2008 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$19,877
Over 3 months through 12 months	42,082
Over 1 year through 5 years	131,942
Over 5 years	8,564

Over 1 year but variable rate	—

Total Loans	$202,465

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended March 31,
	2008	2007	2006

Beginning Balance	$3,100	$3,100	$3,000

Charge Offs:
Commercial & Industrial	13	12	—
Real Estate	2	—	—
Consumer	165	122	151
Other	—	—	—

Total Charge Offs	180	134	151

Recoveries:
Commercial & Industrial	13	45	4
Real Estate	146	—	—
Consumer	72	88	183
Other			—

Total Recoveries	231	133	187

Net Charge Offs	(51)	1	(36)
Provision for Possible Losses	(51)	1	64

Ending Balance	$3,100	$3,100	$3,100

Total Loans Outstanding	$203,078	$197,498	$174,515

Average daily loans	$203,418	$3,892	$173,135

Percentages:	2008	2007	2006

Allowance for loan losses to end of quarter total loans	1.53%	1.53%	1.57%
Allowance for loan losses to average loans	1.52%	1.52%	1.79%
Allowance for loan losses to nonperforming assets	368.17%	319.26%	242.57%
Net charge offs to average loans	-0.025%	0.000%	-0.021%

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

			March 31,
	2008		2007		2006
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	7.68	$238	15.7	$485	17.0	$527
Real Estate	28.90	896	61.4	1,903	60.4	1,871
Consumer	23.23	720	19.7	612	19.8	615
Other	24.39	756	3.2	100	2.8	86
Unallocated	15.81	490	—	—	—	—

	100%	$3,100	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the first quarter of the years indicated.

	2008	2007	2006

Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$713	$782	$1,197
Other Real Estate	129	189	81

	$842	$971	$1,278

Nonperforming Assets as % of Total Loans	0.41%	0.48%	0.65%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	0.35%	0.39%	0.61%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended March 31,
	2008	2007	2006

Non-interest bearing deposits	$89,073	$198,669	$208,647
Interest-bearing deposits	201,687	147,148	149,513
Interest-bearing time deposits	99,572	90,219	77,933

Total	$390,332	$436,036	$436,093

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at March 31, 2008 are summarized in the following table:

Time remaining until maturity
3 months or less	$18,751
Over 3 through 6 months	8,756
Over 6 through 12 months	19,853
Over 12 months	6,531

Total	$53,891

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at March 31, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	March	Average	Interest	Month-End
	Balance	Balance	Rate*	Balance

2008
Federal funds purchased and securities sold under agreements to repurchase	$36,225	$19,481	2.87%	$36,225

2007
Federal funds purchased and securities sold under agreements to repurchase	$20,173	$15,136	2.88%	$20,173

2006
Federal funds purchased and securities sold under agreements to repurchase	$22,885	$18,751	1.49%	$22,885

*	on daily average balance

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of March 31, 2008, based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$20,447	$42,082	$131,942	$8,564	$203,035
Investment securities	2,508	4,953	103,561	47,868	158,890
Securities available for sale	6,107	3,031		—	9,138
Federal funds sold and securities purchased under agreements to resell	64,953	—	—	—	64,953

Total interest-earning assets	94,015	50,066	235,503	56,432	436,016
Non-interest-earning assets	—	—	—	53,818	53,818

Total assets	$94,015	$50,066	$235,503	$110,250	$489,834

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$62,310	$30,313	$75,783	$—	$168,406
Time deposits	29,880	55,232	15,442	—	100,554
Federal funds purchased, and securities sold under agreements to repurchase	36,225	—	—	—	36,225

Total interest-bearing liabilities	128,415	85,545	91,225	—	305,185
Non-interest-bearing deposits	27,143	—	86,599	15,510	129,252
Other liabilities	—	—	—	5,863	5,863
Stockholders’ equity	—	—	—	59,534	59,534

Total liabilities and stockholders’ equity	$155,558	$85,545	$177,824	$80,907	$499,834

Interest sensitive gap	$(61,543)	$(35,479)	$57,679	$29,343
Cumulative interest sensitive gap	$(61,543)	$(97,022)	$(39,343)	$(10,000)
Cumulative interest sensitive gap as a percent of total assets	-12.56%	-19.81%	-8.03%	-2.04%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of March 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
		ONE TO		OVER
	ONE YEAR	THREE	THREE TO	FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$119,766	$19,486	$142,896	$15,510	$297,658
Consumer certificates of deposit	85,112	12,336	3,106	—	100,554
Federal funds borrowed & repurchase agreements	36,225	—	—	—	36,225
Operating leases					—
Purchase obligations	—	—	—	—	—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of March 31, 2008:

		ONE TO		OVER
	ONE YEAR	THREE	THREE TO	FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$10,848	$2,402	$—	$—	$13,250
Residential real estate	2,153		—	—	2,153
Revolving home equity and credit card lines	—	112	80	—	192
Other	5,204	—	—	—	5,204
Standby letters of credit	262	—	—	—	262

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company’s operation, the Company is not subject to foreign currency exchange or commodity price risk.
Interest rate risk management is an integral part of the financial success of the Company. The process of interest rate risk management includes the monitoring of each component of the balance sheet and its sensitivity to interest rate changes. Management monitors the day-to-day exposure to changes in interest rates in response to loan and deposit flows and makes adjustments accordingly.
In addition to using traditional gap tables, the Company uses an earnings forecast model that simulates multiple interest rate scenarios and the effects on the Company’s net interest margin. The model analyzes the earnings risk by revealing the probability of reaching future income levels based on balance sheet changes caused by interest rate fluctuations. The model and traditional gap analysis indicate the Company is asset sensitive, which means that in a rising rate environment, the Company’s net interest margin will increase.
There has been no material changes in reported market risks during the three months ended March 31, 2008.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures — The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to timely alert them to material information relating to the Company and its consolidated subsidiaries to be included in the Company’s Exchange Act reports.
     Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other information
None
Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS & MARINE BANCORP, INC.
Date: May 15, 2008	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ S. M. Dickson
S. M. Dickson, Executive Vice President
(Principal Financial and Accounting Officer)