Form 10-Q
period 2008-06-30
Merchants & Marine Bancorp, Inc.
filed 2008-08-14
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20429
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
     As of June 30, 2008, 1,330,338 shares of Common Stock were outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MERCHANTS & MARINE BANCORP, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
ASSETS:
Cash and due from banks (non-interest bearing)	$28,533,214	$20,268,465
Federal funds sold	22,194,000	26,477,000
Securities:
Available for sale, at market value	26,909,355	38,975,101
Held to maturity, at amortized cost	173,622,293	143,792,190
Non-marketable equity securities	600,060	600,060
Loans, less allowance for loan losses $3,100,000 and $3,100,000, respectively	193,456,374	200,812,432
Property and equipment, net	15,918,716	14,890,181
Other real estate owned	129,554	406,606
Accrued income	3,303,673	3,322,522
Other assets	11,721,152	9,988,159

TOTAL ASSETS	$476,388,391	$459,532,716

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$275,267,889	$124,829,897
Interest bearing demand, savings, money market, and other time	128,198,621	258,592,773

Total deposits	403,466,510	383,422,670
Federal funds purchased and securities sold under agreements to repurchase	15,224,351	21,018,486
Accrued expenses and other liabilities	7,630,077	6,650,911

Total liabilities	426,320,938	411,092,067

Stockholders’ Equity:
Common stock — $2.50 par value, 1,330,338 shares authorized and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	32,920,162	31,123,789
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	(139,821)	29,748
Unrealized loss on defined benefit pension plan	(538,733)	(538,733)

Total stockholders’ equity	50,067,453	48,440,649

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$476,388,391	$459,532,716

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$3,635,842	3,848,711	$7,527,784	7,918,920
Interest on investment securities:
Taxable	2,100,962	2,778,296	4,067,372	5,224,149
Exempt from federal income tax	71,758	86,487	150,622	165,403
Interest on federal funds sold	220,912	360,753	547,247	770,897

Total interest income	6,029,474	7,074,247	12,293,025	14,079,369

Interest Expense:
Interest on deposits	1,710,739	2,203,227	3,634,017	4,201,816
Interest on federal funds purchased and securities sold under agreements to repurchase	89,017	185,846	229,389	294,707

Total interest expense	1,799,756	2,389,073	3,863,406	4,496,523

Net interest income	4,229,718	4,685,174	8,429,619	9,582,846
Provision for loan losses	123,569	216,056	72,363	216,499

Net interest income after provision for loan losses	4,106,149	4,469,118	8,357,256	9,366,347

Non-Interest Income:
Service charges	1,039,445	1,044,967	2,115,309	2,049,713
Miscellaneous	851,212	500,557	1,451,770	978,579

Total non-interest income	1,890,657	1,545,524	3,567,079	3,028,292

Non-Interest Expense:
Salaries and employee benefits	1,646,425	1,562,579	3,489,189	3,234,441
Premises	700,345	577,885	1,360,430	1,255,528
Miscellaneous	1,936,672	1,390,275	3,450,052	2,910,592

Total non-interest expense	4,283,442	3,530,739	8,299,671	7,400,561

Income before income taxes	1,713,364	2,483,903	3,624,664	4,994,078

Provision for income taxes	658,939	897,939	1,150,878	1,691,878

NET INCOME	$1,054,425	1,585,964	$2,473,786	3,302,200

NET INCOME PER COMMON SHARE	$0.79	1.19	$1.86	2.48

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net income	$1,054,425	1,585,964	$2,473,786	3,302,200

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	(188,811)	(45,337)	(169,569)	(67,810)

Comprehensive income	$865,614	1,540,627	$2,304,217	3,234,390

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,473,786	$3,302,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	576,492	398,168
Provision for loan losses	56,701	216,499
Write-down of other real estate owned	33,552	33,694
Net premium amortization (discount accretion)	15,841	(154,370)
Reinvested earnings on securities	(61,649)	(684,597)
(Increase) decrease in accrued income receivable	18,849	(223,208)
Increase in interest payable	185,556	357,314
Noncash charitable contribution	310,000	—
(Gain) loss on disposition of property and equipment	(356,283)	25,938
Gain on disposition of securities	(117,392)	—
Net change in other assets and liabilities	(465,171)	(644,571)

Net Cash Provided by Operating Activities	2,670,282	2,627,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Federal funds sold	4,283,000	6,950,000
Purchase of securities available for sale	(26,079,750)	(68,178,548)
Proceeds from maturities of securities available for sale	38,045,413	80,000,000
Purchase of securities held to maturity	(89,937,077)	(63,012,321)
Proceeds from maturities of securities held to maturity	60,113,333	24,645,000
Net (increase) decrease in loans	7,542,857	(4,215,230)
Purchase of property and equipment	(1,698,744)	(1,840,723)
Proceeds from sale of property and equipment	140,000	1,062

Net Cash Used in Investing Activities	(7,590,968)	(25,650,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	20,043,840	8,029,518
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(5,794,135)	16,492,877
Dividends paid to stockholders	(1,064,270)	(1,064,270)

Net Cash Provided by Financing Activities	13,185,435	23,458,125

Net Increase in Cash and Due from Banks	8,264,749	434,432

Cash and Due From Banks, Beginning	20,268,465	33,266,273

Cash and Due From Banks, Ending	$28,533,214	$33,700,705

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Six Months Ended June 30, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Interim Financial Statements.
The accompanying unaudited condensed fianancial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bank’s 2007 Annual Report to Shareholders.
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
2. SHARE EXCHANGE.
At its annual meeting of shareholders, held on April 3, 2008, Merchants & Marine Bank’s shareholders approved an Agreement and Plan of Share Exchange. Pursuant to this agreement, all of the outstanding shares of the Bank’s common stock were automatically exchanged for shares of Merchants & Marine Bancorp, Inc., a Mississippi bank holding company. At the completion of the exchange, the Bank bacame a wholly-owned subsidiary of the holding company.
The 2008 financial information presented in these financial statements includes the consolidated data of both the bank and the holding company. The 2007 information presented includes only the bank, since the holding company did not exist during 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Company’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Company’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
Formation of Holding Company
On April 24, 2008, the Company consummated its acquisition of 100% of the outstanding shares of Merchants & Marine Bank (the “Bank”) common stock pursuant to the terms of an Agreement and Plan of Share Exchange, dated as of February 5, 2008, by and between the Company and the Bank. In connection with the Share Exchange, the holders of Bank common stock exchanged their shares of Bank common stock for a like number of shares of Company common stock. Following consummation of the Share Exchange, the Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve Bank.
Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured Bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. Merchants & Marine Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. The U.S. Banker Magazine rated the Bank as one of the top 200 community Banks, ranked by a three year average of return on equity. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance and the FDIC. However, such regulation, supervision and examination are for the protection of consumers, the deposit insurance fund administered by the FDIC, and the banking system and not for the protection of investors or other stakeholders.
Hurricane Katrina hit the Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the many challenges facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business and staffing needs.
Katrina also had its effects on the Company’s financial statements. Management completed a comprehensive post-storm review of the Company’s loan portfolio, including contacting customers, reviewing insurance coverage, analyzing collateral values, and assessing customers’ repayment sources and abilities. Management increased the Company’s Allowance for Loan Losses (“ALL”) by $700,000 since the storm, a decision based on banking industry studies that show unanticipated losses from a disaster like Katrina will occur often a year or more after the event. Management feels it has made a proper loan loss reserve adjustment and will continue to monitor its adequacy, as is customary. The slow down in the economy also has had its impact on housing and business growth, and is considered as a factor in determining the ALL. The Company has also experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature and in the last two quarters of 2007, and continuing into the first two quarters of 2008, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and a leveling effect in deposits growth has occurred.
Earnings Highlights
The Company’s net income for the second quarter of 2008 was $1,054,000, a decrease of 33.5% from $1,586,000 for the second quarter of 2007. Year-to-date net income at June 30, 2008 was $2,474,000, compared to $3,302,000 for the same period of 2007, a decrease of 25.1%. The following discussions, tables, and the accompanying financial statements outline the change in earnings from the first two quarters of 2008, 2007 and 2006. Return on average assets for the first two quarters of 2008 was 1.0%, compared to 1.3% for the same period of 2007, and 1.4% for the same period 2006. Return on average equity was 10.0%, 14.9%, and 16.9% in the first two quarters of 2008, 2007, and 2006, respectively. Year to date earnings per share in the first six months of 2008, 2007 and 2006 were $1.86, $2.48, and $2.55, respectively.
Earning Assets
Table 1 of this report shows the composition of the Company’s average assets, including average interest-earning assets. The Company’s interest-earning assets include loans, investments, and federal funds sold. Average earning assets for the first two quarters of 2008 totaled $422,628,000, compared to $451,144,000 for the same period in 2007, and $450,604,000 for the same period in 2006. The decrease in average earning assets in 2008 is a result of decreases in deposits, which makes fewer funds available for loans and investments. Average net loans decreased by $1,693,000, compared to an increase of $26,119,000, or 14.8%, in the first two quarters of 2007 and an increase of $12,285,000, or 7.5%, in the first two quarters of 2006. Average securities decreased by $39,663,000, or 18.1%, and $32,651,000, or 12.9%, at second quarter-end June 30, 2008 and 2007, respectively, compared to an increase of $141,607,000, or 128.6%, at second quarter-end 2006. Average federal funds sold increased by $12,840,000, or 43.3%, at second quarter-end 2008, and $7,072,000, or 31.3%, at second quarter-end 2007 and decreased by $7,663,000, or 25.3%, at second quarter-end 2006. A detailed comparison of the Company’s average interest-earning assets for the first two quarters of 2008, 2007, and 2006 is presented in Table 1 of this report.

Net Interest Income
The major source of the Company’s income comes from gathering funds from deposit sources and investing them in loans and securities. Net interest income is the revenue generated from interest-earning assets less the cost of interest paid on deposits and other interest-bearing liabilities. Balancing interest rate, credit, liquidity, and capital risks, while managing its assets and liabilities to maximize income growth is the Company’s primary long-term objective.
A Company’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest-earning asset yields and interest-bearing liability costs and the percentage of interest-earning assets funded by interest-bearing liabilities. The net margin, on a tax equivalent basis, was 3.5%, 3.7% and 3.6% for the second quarter of 2008, 2007, and 2006, respectively. Tax equivalent net interest income decreased by 10.1% in the first two quarters of 2008, compared to increases of 4.8% and 39.6% in the first two quarters of 2007 and 2006, respectively. The decrease in tax equivalent net interest income is attributed to decreases in interest earning assets.
Average net loans decreased by 0.8% in the first two quarters of 2008, compared to increases of 14.8%, and 7.5% in the first two quarters of 2007 and 2006, respectively. In the first two quarters of 2008, loan interest income decreased by 4.9%, compared to increases of 26.6% in the first six months of 2007 and 10.9% in the first six months of 2006. Loan yields were 7.5%, 7.8% and 7.1% in the first two quarters of 2008, 2007, and 2006, respectively. The changes in loan yields are related to market conditions. Loan yields respond to many factors, including, cuts in the prime interest rate, Federal Reserve rate reductions, and competition. Yields earned on taxable securities remained constant over the past two years. Yields on tax-exempt securities increased by 17 basis points as maturing securities were reinvested in higher earning rate securities. The average volume of all securities decreased by 18.2% and 12.9% in the first two quarters of 2008 and 2007, respectively, and increased by 128.6% in the first two quarters of 2006. The decrease in volumes of securities is directly related to decrease in deposits during the same time frame. Total securities income decreased by 21.8% and 0.3% in the first two quarters of 2008 and 2007, respectively, and increased 178.9% in the first two quarters of 2006. The decreases in 2008 and 2007 are attributed to lower volumes and the 2006 increase is due to increased volumes and increased rates earned. The average balance of federal funds sold increased by $12,840,000 at second quarter-end 2008, compared to an increase of $7,072,000, or 31.3%, at second quarter-end 2007, and a decrease of 25.3% at second quarter end 2006. Income from these funds decreased by 29.1% in the first two quarters of 2008, compared to an increase of 51.5% in the first two quarters of 2007. The decrease in 2008 income is due lower rates earned. The increase of 51.5% in the first two quarters of 2007 was a result of increased rates earned.
The Company experienced an unusual growth in deposits following Hurricane Katrina. As customers have begun to rebuild and settle, deposits have leveled off, and the Company has seen the deposit mix shift from non-interest-bearing accounts to interest bearing accounts. Total deposits have decreased by 8.9% from second quarter-end 2006 to the same period in 2008, while interest-bearing deposits have increased by 8.1% over the same period. A slowdown in the local economy, as well as customers rebuilding homes and businesses, have had a material affect on the Company’s deposits. Total average interest-bearing liabilities increased by 10.2% and 25.9% in the first two quarters of 2007 and 2006, respectively, compared to a decrease of 1.3% in the first two quarters of 2008. Rates paid on these funds decreased by 52 basis points in the first two quarters of 2008, which resulted in a decrease in interest expense for the period of 17.9%. Rates paid on these funds increased by 75 basis points in the first two quarters of 2007 compared to the same period of 2006. Increases in rates paid along with increased volumes resulted in an increase in interest expense of 46.1% in the first two quarters of 2007, compared to 2006, and an increase of 105.9% in the first two quarters of 2006, compared to 2005. Interest-bearing checking, money market funds, and savings accounts average balances decreased by 10.0% for the second quarter of 2008, compared to increases of 11.7% and 25.6% for the second quarter of 2007 and 2006, respectively. Interest expense decreased by 33.7% in the first two quarters of 2008, compared to increases of 51.5% and 114.0% for the first two quarters of 2007 and 2006, respectively. Average time deposit balances increased by 14.8%, 9.0%, and 20.2% in the first two quarters of 2008, 2007, and 2006, respectively. The average rate paid on these funds was 4.1%, 4.9%, and 3.7% for the first two quarters of 2008, 2007, and 2006, respectively. Interest expense on time deposits decreased by 5.0% in the first two quarters of 2008, compared to increases of 44.8% and 92.9% in the first two quarters of 2007 and 2006, respectively. Even though balances of these funds increased in the first two quarters of 2008, the interest expense decreased as a result of lower rates paid. Average federal funds purchased and securities sold under agreements to repurchase increased by 19.7%, 0.5%, and 66.1% for the first two quarters of 2008, 2007, and 2006, respectively. Interest expense remained flat in 2007 compared to 2006, but increased by 54.7% in the first two quarters 2008, due to higher volumes and rates. Tables 1 and 2 provide more information on the Company’s net interest income and rates.
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
The Company uses an earnings forecast model that simulates multiple interest rate scenarios and the effects on the Company’s net margin, in addition to using traditional gap tables. The model analyzes the earnings risk by revealing the probability of reaching future income levels based on balance sheet changes caused by interest rate fluctuations. The model and traditional gap analysis indicate the Company is liability sensitive, which means that in a rising rate environment, the Company’s net interest margin will decrease. See Table 14 for a detailed analysis of the Company’s interest rate sensitivity.
The Company’s operations are not ordinarily impacted by inflationary factors. However, because the Company’s assets are largely monetary in nature its operations are subject to changes in interest rates.
Loans
One of the largest components of the Company’s earning assets is its loan portfolio. Loans are the highest yielding asset category and also contain the largest amount of risk.
Average loans, net of unearned income, as a percentage of average earning assets, was 47.5%, 44.9%, and 39.1%, for first two quarters of 2008, 2007, and 2006, respectively. The average loan-to-deposit ratio was 50.4, 46.1%, and 40.3% at June 30, 2008, 2007 and 2006, respectively. Average net loans decreased by $1,693,000, or 0.8%, at June 30, 2008 compared to June 30, 2007. Average net loans increased by $26,119,000, or 14.8%, when comparing second quarter-end 2007 to 2006, and increased by $12,285,000, or 7.5 at June 30, 2006 compared to the prior year period.
Meeting the credit needs of Jackson and George Counties, with special emphasis on consumer and small business loans, continues to be the primary goal of the Company. The Company considers itself the premier provider of financial services to low and moderate-income customers in Jackson and George Counties.

Following two years of growth, total loans have decreased in each category at June 30, 2008 compared to June 30, 2007. Commercial and industrial loans decreased by $3,717,000 at second quarter-end 2008, compared to a decrease of $8,863,000 at second quarter-end 2007. Real estate loans decreased by $240,000 at second quarter-end 2008 compared to second quarter-end 2007. Consumer loans decreased from $41,000,000 at second quarter-end 2007 to $39,458,000 at second quarter-end 2008. See Tables 6 and 7 for a comparison of the loan portfolio’s composition and maturity breakdown.
Allowance for Loan Losses
Historical losses, trends and management’s opinion of the adequacy of the ALL determine the allocations made to the loan loss reserve. Management considers the following factors in determining the adequacy of the allowance: (1) periodic reviews of individual credits, (2) gross and net charge-offs, (3) loan portfolio growth, (4) historical levels of the allowance to total loans, (5) the value of collateral securing loans, (6) the level of past due and non-accruing loans, and (7) current and future economic conditions and their potential impact on the loan portfolio.
The allowance to total loans was 1.6% at second quarter-end 2008, 1.5% at second quarter-end 2007, and 1.7% at second quarter-end 2006.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio that have not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. Company management has determined that the balance of the ALL is adequate to cover potential future losses. The provision for loan losses totaled $72,000, $216,000, and $165,000 the first two quarters of 2008, 2007, and 2006, respectively. The decrease in the provision for 2008, is a result of increased recoveries of loans charged-off in prior years.
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
Company management assesses the adequacy of the ALL prior to the end of each quarter. This assessment includes procedures to estimate the ALL and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss, which is not readily identifiable. Even though the ALL is composed of two components, the entire allowance is available to absorb any credit losses.
The Company establishes the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). The allocation for unique loans is done primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with Companying regulators, historical and current economic conditions and our independent loan review process. Management estimates losses on impaired loans based on estimated cash flows at the loan’s original effective interest rate or the underlying collateral value. Estimated loss ratios are also assigned to our consumer portfolio. However, the estimated loss ratios for these homogenous loans are based on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
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
In assessing the adequacy of the ALL, the Company also relies on an ongoing loan review process. This process is undertaken to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio. The loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of the Company, and reviews that may have been conducted by Company regulatory agencies as part of their usual examination process. Management estimates losses on impaired loans based on estimated cash flows or fair value of underlying collateral.
After Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005, management increased the ALL. Management believes the reserve is adequate at this time, based on a review of the portfolio and discussions with regulatory officials.
The Company does not use derivatives and therefore no allowance for such instruments is made on the Company’s financial statements.
Asset Quality
Non-performing assets include non-accruing loans that are 90 days or more past due and other real estate acquired through foreclosure or property purchased by the Company for future Company expansion.
Total non-performing assets totaled $822,000, $999,000, and $1,001,000 at June 30, 2008, 2007, and 2006, respectively. Non-performing assets, as a percentage of total loans, were 0.4% at June 30, 2008, 0.5% at June 30, 2007, and 0.6% at June 30, 2006. Non-accrual loans and accruing loans over 90 days past due totaled $692,000 or 0.4% of total loans, $798,000, or 0.4% of total loans, $752,000, or 0.4% of total loans, at June 30, 2008, 2007, and 2006, respectively. Other real estate totaled $130,000, or 0.1% of total loans, at June 30, 2008, $201,000, or 0.1% of total loans, at June 30, 2007, and $249,000, or 0.1% of total loans, at June 30, 2006. See Table 10 for additional information concerning the Company’s non-performing assets.

Securities Available-for-Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets. Securities had book values totaling $201,132,000, $230,889,000, and $249,518,000, for the second quarter-end 2008, 2007, and 2006, respectively. As previously mentioned the large variation in the dollar volume of securities carried is due to fluctuations deposits following Hurricane Katrina. Management has reason to believe that many of these funds will be short-term in nature and has offset these deposits with short-term Treasury securities.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available-for-sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affords the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and intermarket spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Financial Accounting Standards Board SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized losses net of taxes of $140,000, $95,000, and $383,000 were included in stockholders’ equity at second quarter-end 2008, 2007 and 2006, respectively. Unrealized gains of $30,000 were included in stockholders’ equity at year-end 2007. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs.
Yields earned on taxable securities remained constant over the past two years. Yields on tax-exempt securities increased by 17 basis points as maturing securities were reinvested in higher earning rate securities. The average volume of all securities decreased by 18.2% and 12.9% in the first two quarters of 2008 and 2007, respectively, and increased by 128.6% in the first two quarters of 2006, when compared to the same prior year period. The decrease in volumes of securities is directly related to decrease in deposits during the same time frame. Total securities income decreased by 21.8% and 0.3% in the first two quarters of 2008 and 2007, respectively, and increased 178.9% in the first two quarters of 2006. The decreases in 2008 and 2007 are attributed to lower volumes and the 2006 increase is due to increased volumes and increased rates earned. The average balance of federal funds sold increased by $12,840,000 at second quarter-end 2008, and $7,072,000, or 31.3%, at second quarter-end 2007, and decreased by 25.3% at second quarter end 2006. Income from these funds decreased by 29.1% in the first two quarters of 2008, compared to an increase of 51.5% in the first two quarters of 2007. The decrease in 2008 income is due lower rates earned. The increase of 51.5% in the first two quarters of 2007 was a result of increase rates earned. The Federal Reserve began raising short term rates in 2004 and continued this trend through July of 2006. Rates remained unchanged until August of 2007, when the Federal Open Market Committee began reducing rates, with seven reductions from that time to the end of the second quarter of 2008.
See Tables 3, 4 and 5 for more information about the Company’s securities portfolio composition yields and maturity distributions.

Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings, and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits for the second quarter-end 2008 decreased by $41,067,000, or 9.3%, when compared to 2007, and increased by $2,052,000, or 0.5%, when compared to second quarter-end 2006. As mentioned previously, the Company experienced a large growth in deposits after Hurricane Katrina, but as people have rebuilt homes and businesses, deposits have decreased. Management feels that deposit fluctuations have begun to level off. The slowdown in the local economy has also had an impact on deposit growth. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
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
Average federal funds purchases and securities sold under agreement to repurchase represented 5.3%, 4.1%, and 4.1% of total average deposits for the second quarter-end 2008, 2007 and 2006, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Off-Balance Sheet Arrangements
As of June 30, 2008, the Company had unfunded loan commitments outstanding of $17,103,000 and outstanding standby letters of credit of $192,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds, and a detailed statement of cash flows can be found in the accompanying financial statements.
Contractual Obligations
The Company has certain contractual obligations that arise from its normal course of business. Each category of deposit represents an obligation to pay. While certain categories of deposits, (e.g., certificates of deposit) have a contracted expiration date, checking accounts and savings are subject to immediate withdrawal. Table 15 details the Company’s deposit and lease contractual obligations.

The Company also enters into agreements to extend loans and issues stand by letters of credit. These contractual obligations are detailed in Table 15.
The Company also has a defined benefit plan for employees. The plan is fully funded, and the Company is obligated to pay these funds to retired employees.
Risk-Based Capital/Stockholders’ Equity
The Company places a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 21.4%, 19.2%, and 18.9% at second quarter-end 2008, 2007, and 2006, respectively. The Tier 1 risk-based capital ratio was 20.1% at second quarter-end 2008, compared to 17.9% at second quarter-end 2007, and 17.6% at second quarter-end 2006. The leverage ratio was 10.5%, 9.0%, and 8.1% at second quarter-end 2008, 2007, 2006, respectively.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.
Stockholders’ equity to total assets at second quarter-end 2008, 2007, and 2006 was 10.5%, 8.8%, and 8.1%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, data processing income, commissions and charges, and other fees. Service charges on deposit accounts income increased in the first two quarters of 2008 and 2007 by 3.1% and 15.2%, respectively, and decreased in the first two quarters of 2006 by 15.3%, compared to the same period of 2005. The increases in 2008 and 2007 are attributed to the increase in the number of accounts, and the balances of accounts subject to service charges. Miscellaneous income at second quarter-end 2008 increased by 48.4% when compared to second quarter-end 2007, due to the gain from sale of a piece of the Company’s property.
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
Salary and employee benefits expense increased in the first two quarters of 2008 by 7.9% compared to an increase of 6.4% for the same period of 2006. The increases are attributed to increases in staffing levels, employee raises, and health insurance premiums. Occupancy and equipment expense increased by 8.3% and 29.6% in the first two quarters of 2008 and 2007, respectively. The increase in 2007 is attributed to the depreciation of the new main office, which began in 2007. Miscellaneous expenses increased by 18.5% when comparing second quarter-end 2008 to quarter-end 2007, and increased by 2.5% when comparing second quarter-end 2007 to 2006. The increase in 2008 is related to a charitable donation of a piece of the Company’s property.
Income Taxes
Income tax expense totaled $1,151,000, $1,692,000, and $1,475,000 for the second quarter-end 2008, 2007, and 2006, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first two quarters ended June 30, 2008, 2007, and 2006:

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans, net of unearned income	$200,741	$7,527	7.50%	$202,434	$7,920	7.82%	$176,315	$6,253	7.09%
Securities held to maturity:
Taxable	150,254	3,671	4.89%	124,467	3,027	4.86%	96,710	2,140	4.43%
Exempt from Federal income tax	8,610	151	3.51%	8,259	138	3.34%	8,307	128	3.08%
Securities available for sale:
Taxable	20,501	387	3.78%	86,302	2,220	5.14%	146,662	3,132	4.27%
Federal funds sold and securities purchased under agreements to resell	42,522	547	2.57%	29,682	771	5.20%	22,610	509	4.50%

Total interest-earning assets	$422,628	$12,283	5.81%	$451,144	$14,076	6.24%	$450,604	$12,162	5.40%
Non interest-earning assets:
Cash and due from banks	27,183			32,255			31,347
Bank premises and equipment	15,203			13,630			8,669
Other assets	14,311			13,529			13,267
Allowance for possible loan losses	(3,094)			(3,093)			(3,055)

Total assets	$476,231			$507,465			$500,832

COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES (continued)
(Dollars in Thousands)

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities:
INT DDA, MMF & Savings	$182,318	$1,610	1.77%	$202,607	$2,429	2.40%	$181,363	$1,603	1.77%
Time deposits	99,917	2,024	4.05%	87,040	2,131	4.90%	79,841	1,472	3.69%
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	21,462	229	2.13%	17,937	148	1.65%	17,845	148	1.66%

Total interest-bearing liabilities	$303,697	$3,863	2.54%	$307,584	$4,708	3.06%	$279,049	$3,223	2.31%

Noninterest-bearing liabilities:
Deposits	116,239			149,894			176,285
Other liabilities	6,670			5,767			5,608

Total liabilities	426,606			463,245			460,942
Stockholder’s equity	49,625			44,220			39,890

Total liabilities and stockholders’ equity	$476,231			$507,465			$500,832

Net interest income/ margin-tax equivalent		$8,420	3.54%		$9,368	3.69%		$8,939	3.57%

Tax equivalent adjustment:
Loans		104			120			43
Investment securities		151			166			44
Securities available for sale
Other

Total tax equivalent adjustment		255			286			87

Net interest income		$8,165			$9,082			$8,852

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

	Quarter ended June 30, 2008
	2008 Compared to 2007			2007 Compared to 2006
	Increase(Decrease) Due To			Increase(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$(1,693)	$(393)	$(2,086)	$26,119	$1,667	$27,786
Investment securities:
Taxable	25,787	644	26,431	27,757	887	28,644
Exempt from Federal income tax	351	13	364	(48)	10	(38)
Securities available for sale:
Taxable	(65,801)	(1,833)	(67,634)	(60,360)	(912)	(61,272)
Federal funds sold and securities purchased under agreements to resell	12,840	(224)	12,616	7,072	262	7,334

Total	$(28,516)	$(1,793)	$(30,309)	$540	$1,914	2,454

Interest expense on:
Savings deposits	$(20,289)	$(819)	$(21,108)	$21,244	$826	$22,070
Time deposits	12,877	(107)	12,770	7,199	659	7,858
Federal funds purchased, and securities sold under agreements to repurchase	3,525	81	3,606	92	—	92

Total	$(3,887)	$(845)	$(4,732)	$28,535	$1,485	$30,020

Changes in net interest income-tax equivalent	$(24,629)	$(948)	$(25,577)	$(27,995)	$429	$(27,566)

The increase(decrease) due to changes in average balances reflected in the above table was calculated by applying the preceding year’s rate to the current year’s change in the average balance. The increase(decrease) due to changes in average rates was calculated by applying the current year’s change in the average rates to the current year’s average balance. Using this method of calculating increases(decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.

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

		June 30,

	2008	2007	2006

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$26,773	$74,236	$134,881
Obligations of states and political subdivisions	—	—	—
Mortgage-backed securities	—	—	—
Other securities	137	—	—

Total securities available for sale	$26,910	$74,236	$134,881

Investment securities
U. S. Treasury and other U. S. Government agencies	$165,590	$145,272	$104,558
Obligations of states and political subdivisions	8,033	10,781	9,479
Mortgage-backed securities	—	—	—
Other securities	600	600	600

Total investment securities	$174,223	$156,653	$114,637

Total securities available for sale and investment securities	$201,133	$230,889	$249,518

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at June 30, 2008:

	Maturing

			After		After 5 Yrs
	Within		1 Yr But		But Within
	1 Year		Within 5 Yrs		10 Yrs			After 10 Yrs.

									Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$7,993	2.58%	$16,806	3.19%	1,974	4.55%	—	0.00%	$26,773
Other securities	137	0.00%	—	0.00%	—	0.00%	—	0.00%	137

Total securities available for sale	$8,130	2.58%	$16,806	3.19%	—	4.55%	—	0.00%	$26,910

Investment securities
U.S. Treasury and other U.S. Government agencies	$3,999	4.55%	$108,736	4.70%	$52,855	4.88%	—	0.00%	$165,590
Obligations of states and political subdivisions	1,299	4.52%	3,230	5.19%	3,504	5.49%	—	0.00%	8,033
Other securities	600		—		—		—		600

Total investment securities	$5,898	4.10%	$111,966	5.01%	$56,359	5.58%	—	0.00%	$174,223

Total securities available for sale and investment securities	$14,028	3.36%	$128,772	4.17%	$56,359	4.81%	—	0.00%	$201,133

At June 30, 2008, the Company held investment securities issued by Municipalities of the State of Mississippi with an aggregate carrying amount of $8.0 million and a market value of $8.1 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
(Dollars in Thousands)

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2008				JUNE 30, 2008
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$27,049	$19	$(295)	$26,773	$165,590	$1,210	$(1,113)	$165,687
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,033	73	(21)	8,085

OTHER SECURITIES	72	—	65	$137	—	—	—	—

TOTAL	$27,121	$19	$(230)	$26,910	$173,623	$1,283	$(1,134)	$173,772

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2007				JUNE 30, 2007
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$74,380	$5	$(149)	$74,236	$145,272	$41	$(1,217)	$144,096
STATE AND MUNICIPAL SECURITIES	—	—	—	—	10,781	—	(139)	10,642

OTHER SECURITIES	—	—	—	—	—	—	—	—

TOTAL	$74,380	$5	$(149)	$74,236	$156,053	$41	$(1,356)	$154,738

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2006				JUNE 30, 2006
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE	COST	GAINS	LOSSES	VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$135,461	$—	$(580)	$134,881	$104,558	$2	$(2,005)	$102,555
STATE AND MUNICIPAL SECURITIES	—	—	—	—	9,479	—	(248)	9,231

OTHER SECURITIES	—	—	—	—	—	—	—	—

TOTAL	$135,461	$—	$(580)	$134,881	$114,037	$2	$(2,253)	$111,786

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the second quarter indicated are shown in the following table classified by type of loans:

	2008	2007	2006

Commercial & Industrial	$28,840	$32,557	$41,420
Real Estate	122,868	123,108	105,260
Consumer Loans	39,458	41,000	36,311
Other Loans	5,390	6,476	580

Total Loans	$196,556	$203,141	$183,571

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of June 30, 2008 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$25,726
Over 3 months through 12 months	34,178
Over 1 year through 5 years	127,178
Over 5 years	8,821

Over 1 year but variable rate	—

Total Loans	$195,903

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended June 30,
	2008	2007	2006

Beginning Balance	$3,100	$3,100	$3,000

Charge Offs:
Commercial & Industrial	69	43	—
Real Estate	2	9	—
Consumer	304	342	346
Other	—	—	—

Total Charge Offs	375	394	346

Recoveries:
Commercial & Industrial	33	58	8
Real Estate	152	—	—
Consumer	118	120	273
Other	—	—	—

Total Recoveries	303	178	281

Net Charge Offs	72	216	65
Provision for Possible Losses	72	216	165

Ending Balance	$3,100	$3,100	$3,100

Total Loans Outstanding	$196,556	$203,141	$183,571

Average daily loans	$200,741	$202,434	$176,315

	2008	2007	2006

Percentages:
Allowance for loan losses to end of quarter total loans	1.6	1.5	1.7
Allowance for loan losses to average loans	1.5	1.5	1.8
Allowance for loan losses to nonperforming assets	377.1	310.3	309.7
Net charge offs to average loans	0.04	0.11	0.04

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	June 30,
	2008		2007		2006
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	5.55	172	16.03	$497	22.56	$601
Real Estate	13.03	404	60.60	1,879	57.34	1,778
Consumer	47.39	1,469	20.18	626	19.78	613
Other	22.58	700	3.19	98	0.32	108
Unallocated	11.45	355

	100%	3,100	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the second quarter of the years indicated.

	June 30,
	2008	2007	2006

Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$692	$798	$752
Other Real Estate	130	201	249

	$822	$999	$1,001

Nonperforming Assets as % of Total Loans	0.42%	0.49%	0.55%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	0.35%	0.39%	0.41%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended June 30,
	2008	2007	2006

Non-interest bearing deposits	$116,239	$149,894	$176,285
Interest-bearing deposits	182,318	202,607	181,363
Interest-bearing time deposits	99,917	87,040	79,841

Total	$398,474	$439,541	$437,489

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at June 30, 2008 are summarized in the following table:

Time remaining until maturity
3 months or less	$10,597
Over 3 through 6 months	10,346
Over 6 through 12 months	26,430
Over 12 months	6,227

Total	$53,600

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at June 30, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	June	Average	Interest	Month-End
	Balance	Balance	Rate	Balance

2008 Federal funds purchased and securities sold under agreements to repurchase	$15,224	$21,462	2.13%	$15,224

2007 Federal funds purchased and securities sold under agreements to repurchase	$28,698	$17,937	1.65%	$28,698

2006 Federal funds purchased and securities sold under agreements to repurchase	$12,551	$17,845	1.66%	$15,407

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of June 30, 2008 based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$26,379	$34,178	$127,178	$8,821	$196,556
Investment securities	2,000	3,898	111,966	56,359	174,223
Securities available for sale	137	7,993	16,806	1,974	26,910
Federal funds sold and securities purchased under agreements to resell	22,194				22,194

Total interest-earning assets	$50,710	$46,069	$255,950	$67,154	$419,883
Noninterest-earning assets				56,590	56,590

Total assets	$50,710	$46,069	$255,950	$123,744	$476,473

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$64,642	$31,447	$78,618	$—	$174,707
Time deposits	22,361	63,012	15,188	—	100,561
Federal funds purchased, and securities sold under agreements to repurchase	15,224				15,224

Total interest-bearing liabilities	$102,227	$94,459	$93,806	$—	$290,492
Noninterest-bearing deposits	26,922		85,893	15,384	128,199
Other liabilities				7,813	7,813
Stockholders’ equity				49,969	49,969

Total liabilities and stockholders’ equity	$129,148	$94,459	$179,699	$73,166	$476,473

Interest sensitive gap	$(78,438)	$(48,390)	$76,251	$50,578
Cumulative interest sensitive gap	$(78,438)	$(126,829)	$(50,578)	$—
Cumulative interest sensitive gap as a percent of total assets	-16.46%	-26.62%	-10.62%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND
OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of June 30, 2008, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
		ONE TO	THREE TO	OVER
	ONE YEAR	THREE	FIVE	FIVE
	OR LESS	YEARS	YEARS	YEARS	TOTAL

Deposits without a stated maturity	$123,011	$21,203	$143,308	$15,384	$302,906
Consumer certificates of deposit	85,373	15,188	—	—	100,561
Federal funds borrowed & repurchase agreements	15,224	—	—	—	15,224
Operating leases					—
Purchase obligations	—	—	—	—	—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of June 30, 2008:

		ONE TO	THREE TO	OVER
	ONE YEAR	THREE	FIVE	FIVE
	OR LESS	YEARS	YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$9,810	$—	$—	$—	$9,810
Residential real estate	29	2	—	—	31
Revolving home equity and credit card lines	348	—	—	—	348
Other	6,914	—	—	—	6,914
Standby letters of credit	192	—	—	—	192

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
There have been no material changes in reported market risks during the three months ended June 30, 2008.
Item 4T. Controls and Procedures
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
     Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company’s annual meeting of shareholders was held on April 3, 2008 at Merchants & Marine Bank in Pascagoula, Mississippi.

(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in 2011:

	Votes For	Votes Withheld	Broker Non-Votes

Lynda J. Gautier	899,665	3,776	-0-
John F. Grafe	878,653	5,444	-0-
Gerald J. St. Pé	880,017	4,080	-0-
(c)	Other matters voted upon and the results of the voting were as follows:
     At the annual meeting, the shareholders also voted to approve the Agreement and Plan of Share Exchange, dated as of February 5, 2008, between Merchants & Marine Bank and the Company, pursuant to which the shareholders of Merchants & Marine Bank exchanged their shares of Merchants & Marine Bank common stock for shares of Company common stock. The shareholders voted 841,098 in the affirmative and 61,914 against the proposal with no abstentions and 768 broker non-votes.
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

MERCHANTS & MARINE BANCORP, INC.
Date: August 14, 2008	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ S. M. Dickson
S. M. Dickson, Executive Vice President
(Principal Financial and Accounting Officer)