Form 10-Q
period 2008-09-30
Merchants & Marine Bancorp, Inc.
filed 2008-11-14
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 14, 2008, 1,330,338 shares of Common Stock were outstanding.

Item 1. Financials
MERCHANTS & MARINE BANCORP, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
ASSETS:
Cash and due from banks (non-interest bearing)	$20,996,037	$20,268,465
Federal funds sold	9,793,000	26,477,000
Securities:
Available for sale, at market value	27,053,546	38,975,101
Held to maturity, at amortized cost	172,695,765	143,792,190
Non-marketable equity securities	600,060	600,060
Loans, less allowance for loan losses $3,100,000 and $3,100,000, respectively	193,531,576	200,812,432
Property and equipment, net	16,942,790	14,890,181
Other real estate owned	264,554	406,606
Accrued income	3,427,920	3,322,522
Other assets	12,504,976	9,988,159

TOTAL ASSETS	$457,810,224	$459,532,716

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$88,552,271	$124,829,897
Interest bearing demand, savings, money market, and other time	296,542,264	258,592,773

Total deposits	385,094,535	383,422,670
Federal funds purchased and securities sold under agreements to repurchase	13,374,883	21,018,486
Accrued expenses and other liabilities	8,526,585	6,650,911

Total liabilities	406,996,003	411,092,067

Stockholders’ Equity:
Common stock — $2.50 par value, 1,330,338 shares authorized and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	33,551,025	31,123,789
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	(23,916)	29,748
Unrealized loss on defined benefit pension plan	(538,733)	(538,733)

Total stockholders’ equity	50,814,221	48,440,649

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$457,810,224	$459,532,716

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$3,601,746	4,088,762	$11,129,530	12,007,682
Interest on investment securities:
Taxable	2,122,737	2,783,554	6,190,109	8,007,703
Exempt from federal income tax	72,109	84,309	222,731	249,712
Interest on federal funds sold	39,435	197,268	586,682	968,165

Total interest income	5,836,027	7,153,893	18,129,052	21,233,262

Interest Expense:
Interest on deposits	1,598,714	2,305,269	5,232,731	6,507,085
Interest on federal funds purchased and securities sold under agreements to repurchase	60,297	185,307	289,686	480,014

Total interest expense	1,659,011	2,490,576	5,522,417	6,987,099

Net interest income	4,177,016	4,663,317	12,606,635	14,246,163
Provision for loan losses	172,874	116,365	245,237	332,864

Net interest income after provision for loan losses	4,004,142	4,546,952	12,361,398	13,913,299

Non-Interest Income:
Service charges	1,148,372	1,117,020	3,263,681	3,166,733
Miscellaneous	500,933	528,321	1,952,703	1,506,900

Total non-interest income	1,649,305	1,645,341	5,216,384	4,673,633

Non-Interest Expense:
Salaries and employee benefits	1,959,770	1,821,014	5,448,959	5,055,455
Premises	704,964	677,389	2,065,394	1,932,917
Miscellaneous	1,481,440	1,272,915	4,931,492	4,183,507

Total non-interest expense	4,146,174	3,771,318	12,445,845	11,171,879

Income before income taxes	1,507,273	2,420,975	5,131,937	7,415,053

Provision for income taxes	477,308	683,939	1,628,186	2,375,817

NET INCOME	$1,029,965	1,737,036	$3,503,751	5,039,236

NET INCOME PER COMMON SHARE	$0.77	1.31	$2.63	3.79

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net income	$1,029,965	1,737,036	$3,503,751	5,039,236

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	115,905	119,928	(53,664)	52,118

Comprehensive income	$1,145,870	1,856,964	$3,450,087	5,091,354

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,503,751	$5,039,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	883,356	652,655
Provision for loan losses	245,237	332,864
Write-down of other real estate owned	33,552	33,694
Net premium amortization (discount accretion)	53,525	(182,778)
Reinvested earnings on securities	(61,649)	(753,267)
(Increase) in accrued income receivable	(105,398)	(1,024,869)
Increase (decrease) in interest payable	(72,905)	383,173
Noncash charitable contribution	310,000	—
(Gain) on disposition of property and equipment	(356,283)	(1,062)
Gain on disposition of securities	(117,392)	—
Net change in other assets and liabilities	(153,735)	(633,510)

Net Cash Provided by Operating Activities	4,162,059	3,846,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Federal funds sold	16,684,000	15,501,000
Purchase of securities available for sale	(26,079,750)	(74,176,548)
Proceeds from maturities of securities available for sale	38,045,413	105,500,000
Purchase of securities held to maturity	(92,416,810)	(76,997,171)
Proceeds from maturities of securities held to maturity	63,513,333	28,760,000
Net (increase) decrease in loans	7,144,119	(5,375,223)
Purchase of property and equipment	(3,029,682)	(2,640,937)
Proceeds from sale of property and equipment	140,000	31,500

Net Cash Used in Investing Activities	4,000,623	(9,397,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,671,865	9,571,678
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(7,643,603)	3,822,870
Dividends paid to stockholders	(1,463,372)	(1,463,372)

Net Cash Provided by Financing Activities	(7,435,110)	11,931,176

Net Increase in Cash and Due from Banks	727,572	6,379,933

Cash and Due From Banks, Beginning	20,268,465	33,266,273

Cash and Due From Banks, Ending	$20,996,037	$39,646,206

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Three and Nine Months Ended September 30, 2008
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Interim Financial Statements.
The accompanying unaudited condensed fianancial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bank’s 2007 Annual Report to Shareholders.
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
2. SHARE EXCHANGE.
At its annual meeting of shareholders, held on April 3, 2008, Merchants & Marine Bank’s (the “Bank’s) shareholders approved an Agreement and Plan of Share Exchange. Pursuant to this agreement, all of the outstanding shares of the Bank’s common stock were automatically exchanged for shares in Merchants & Marine Bancorp, Inc., a Mississippi bank holding company (the “Company”). At the completion of the exchange, the Bank became a wholly-owned subsidiary of the Company.
The 2008 financial information presented in these financial statements includes the consolidated data of both the Bank and the Company. The 2007 information presented includes only the Bank, since the Company did not exist during 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Company’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Company’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.
Executive Summary
The Company is a one bank holding company which acquired 100% of Merchants & Marine Bank’s (the “Bank’s”) common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured Bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. The U.S. Banker Magazine rated the Bank as one of the top 200 community banks, ranked by a three year average of return on equity. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance and the FDIC. However, such regulation, supervision and examination are for the protection of consumers, the deposit insurance fund administered by the FDIC, and the banking system and not for the protection of investors or other stakeholders.
Hurricane Katrina hit the Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the many challenges facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business and staffing needs.
Katrina also had its effects on the Company’s financial statements. Management completed a comprehensive post-storm review of the Company’s loan portfolio, including contacting customers, reviewing insurance coverage, analyzing collateral values, and assessing customers’ repayment sources and abilities. Management has increased the Company’s Allowance for Loan Losses (“ALL”) by $700,000 since the storm, a decision based on banking industry studies that show unanticipated losses from a disaster like Katrina will occur often a year or more after the event. Management feels it has made a proper loan loss reserve adjustment and will continue to monitor its adequacy, as is customary. The slow down in the economy also has had its impact on housing and business growth, and is considered as a factor in determining the ALL. The Company has experienced a decrease in loans outstanding by $7,544,000 at third quarter-end 2008, compared to third quarter-end 2007. If economic conditions deteriorate beyond management’s current expectations for the ALL, an increase to provision for loan losses may be necessary. The Company has also experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature and in the last two quarters of 2007, and continuing into the first three quarters of 2008, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and a leveling effect in deposits growth has occurred.
Earnings Highlights
The Company’s net income for the third quarter of 2008 was $1,030,000, compared to $1,737,000 in 2007, a decrease of 40.7%. Year-to-date net income at September 30, 2008 was $3,504,000, compared to $5,039,000 for the same period of 2007, a decrease of 30.5%, and compared to $5,210,000 for the same period of 2006. The following discussions, tables, and the accompanying financial statements presented outline the change in earnings from the first three quarters of 2008, 2007 and 2006. Return on average assets for the first three quarters of 2008, 2007, and 2006 was 1.0%, 1.3% and 1.4%, respectively. Return on average equity was 9.4%, 14.9%, and 17.1% in the first three quarters of 2008, 2007, and 2006, respectively. Year to date earnings per share in the first nine months of 2008, 2007, and 2006 were $2.63, $3.79, and $3.92, respectively.
Earning Assets
Table 1 of this report shows the composition of the Company’s average assets, including average interest-earning assets. The Company’s interest-earning assets include loans, investments, and federal funds sold. Average interest-earning assets for the first three quarters of 2008 totaled $416,461,000 compared to $449,311,000 for the same period of 2007, a decrease of 7.3%, and compared to $447,195,000 for the same period of 2006. Average net loans decreased $3,452,000, or 1.7%, for the third quarter of 2008 compared to increases of 12.1% and 10.7% for the same periods of 2007 and 2006, respectively. Average securities decreased by $35,374,000, or 16.0%, compared to a decrease of 10.5% and an increase of 114.2% at quarter-end 2007 and 2006, respectively. Average federal funds sold increased by $5,976,000, or 24.1%, compared to an increase of $6,299,000, or 34.0% at quarter end 2007, and compared to a decrease of $14,427,000, or 43.8%, at quarter-end 2006. A detailed comparison of the Company’s average interest-earning assets for the first three quarters of years 2008, 2007, and 2006 is presented in Table 1 of this report.
Net Interest Income
The major source of the Company’s income comes from gathering funds from deposit sources and investing them in loans and securities. Net interest income is the revenue generated from interest-earning assets, less the cost of interest paid on deposits and other interest-bearing liabilities. Balancing interest rate, credit, liquidity, and capital risks, while managing its assets and liabilities to maximize income growth is the Company’s primary long-term objective.
A company’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest-earning asset yields and interest-bearing liability costs and the percentage of interest-earning assets funded by interest-bearing liabilities. The net interest margin, on a tax equivalent basis, decreased slightly from 3.8% in the first three quarters of 2007 to 3.6% for the same period of 2008. This decrease is attributed to a greater decrease in income on earning assets than decreases in expenses on interest-bearing liabilities in 2008, compared to 2007. Tax equivalent net interest income decreased by 11.4% in the first three quarters of 2008, compared to increases of 4.5% and 42.2% in 2007 and 2006, respectively.

Average net loans decreased by 1.7% in the first three quarters of 2008, and loan interest income decreased by 7.3% for the same period. Loan yields in the first three quarters of 2008 decreased by 45 basis points, compared to 2007 yields of the same period, as a result of lower market rates for the period. Yields on taxable securities also decreased as market rates were lower for the 2008 period compared to 2007. Yields on tax-exempt securities decreased by 52 basis points as maturing securities were reinvested in lower rate securities. The average volume of all securities at third quarter-end 2008 decreased by $35,374,000, or 16.0%, compared to a decrease of $26,025,000, or 10.5%, for the same period of 2007, and compared to an increase of 114.2%, for the same period of 2006. The decrease in 2008 is attributed to decreases in deposit volumes for the period. Total securities income decreased 22.2% at third quarter-end 2008, compared to an increase of 0.5% at third quarter-end 2007, and compared to an increase of 169.2%, at third quarter-end 2006. The decrease is attributed to lower volumes invested and lower rates earned. The average balance of federal funds sold increased 24.1% and 34.0% for the first three quarters of 2008 and 2007, respectively. Income from these funds decreased by 39.4% in the first three quarters of 2008 compared to the same period of 2007, compared to an increase of 51.9% in the first three quarters of 2007 compared to same period of 2006, as a result of increased rates and volumes. The decrease in 2008 is attributed to the 266 basis points decrease in rates earned on these funds.
The Company experienced an unusual growth in deposits following Hurricane Katrina. Deposits increased by $62,941,000, or 17.6%, in the fourth quarter of 2005. Deposits increased $5,991,000, or 1.4% in the year 2006, yet decreased $42,648,000, or 10.0%, in the year 2007. Deposits in the third quarter of 2008 have increased by $1,672,000, or 0.4%, when compared to year-end 2007. Total average interest-bearing liabilities increased by 8.3% in the first three quarters of 2008, compared to increases of 6.4% and 25.6% for the same period of 2007 and 2006, respectively. Rates paid on these funds decreased by 85 basis points in the first three quarters of 2008 compared to increases of 75 basis points and 81 basis points in the first three quarters of 2007 and 2006, respectively. The decrease in rates paid resulted in a decrease of interest expense of 20.9% for the first three quarters of 2008. In the first three quarters of 2007, the increase in rates paid along with the increased volumes resulted in an increase in interest expense of 39.9%, compared to an increase of 90.2% in the first three quarters of 2006. Interest-bearing checking, money market funds, and savings accounts average balances increased by $21,981,000 at third quarter-end 2008, compared to a decrease of $5,051,000 at third quarter-end 2007 compared to third quarter-end 2006. These balances increased by 26.3% at the third quarter-end 2006, compared to third quarter-end 2005. Interest expense on these funds decreased by 27.9% at third quarter-end 2008, compared to interest expense increases of 25.2% and 93.1% at third quarter-end 2007 and 2006, respectively. Average time deposit balances increased by 1.4, 25.9% and 20.5% in the first three quarters of 2008, 2007 and 2006, respectively. The average rate paid on these funds was 3.9%, 4.5%, and 3.8% for the first three quarters of 2008, 2007, and 2006, respectively. Interest expense on time deposits decreased by 12.1% in the first three quarters of 2008, compared to increases of 47.3% and 86.1% in the first three quarters of 2007 and 2006, respectively. The decrease in 2008 was a result of lower rates paid, while the increase in expense in 2007 was a result of increased rates paid and increased volumes. Due to the increase in demand from corporate customers for repurchase agreements, average federal funds purchased and securities sold under agreement to repurchase increased by 6.7%, 11.5% and 47.3% in the first three quarters of 2008, 2007 and 2006, respectively. Rates on these funds decreased by 148 basis points, and even though there were increased volumes, interest expense decreased 39.6% in the first three quarters of 2008. Rates on these funds increased by 178 basis points, while interest expense increased by 133.0% in the first three quarters 2007, compared to the same period 2006, due to higher volumes and rates. Tables 1 and 2 provide more information on the Company’s net interest income and rate and volume variances.
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
Average loans, net of unearned income, as a percentage of average earning assets, was 47.9%, 45.1%, and 40.5% for the first three quarters of 2008, 2007, and 2006, respectively. The average loan-to-deposit ratio was 50.7%, 46.6%, and 41.6% at the end of the first three quarters of 2008, 2007 and 2006, respectively. Average net loans decreased by $3,452,000, or 1.7%, when comparing third quarter-end 2008 to 2007, while average net loans increased by $21,842,000, or 12.1%, when comparing third quarter-end 2007 to 2006, and by $17,431,000, or 10.6%, when comparing third quarter-end 2006 to 2005.
Meeting the credit needs of Jackson and George Counties, with special emphasis on consumer and small business loans, continues to be the primary goal of the Company. The Company considers itself the premier provider of financial services to low and moderate-income customers in Jackson and George Counties.
Commercial and industrial loans decreased $11,420,000, $5,773,000 and $45,013,000 at third quarter-end 2008, 2007 and 2006, respectively. Real estate loans increased from $110,890,000 at third quarter-end 2006 to $123,526,000 at third quarter-end 2007, and $124,460,000 at third quarter-end 2008. Consumer loans increased from $39,908,000 at third quarter-end 2006 to $41,497,000 at third quarter-end 2007, and to $44,356,000 at third quarter-end 2008. Other loans totaled $580,000, $540,000, and $521,000, for third quarter-end 2008, 2007, and 2006, respectively. See Tables 6 and 7 for a comparison of the loan portfolio’s composition and maturity breakdown.
Allowance for Loan Losses
Historical losses, trends and management’s opinion of the adequacy of the ALL determine the allocations made to the loan loss reserve. Management considers the following factors in determining the adequacy of the allowance: 1) periodic reviews of individual credits, 2) gross and net charge-offs, 3) loan portfolio growth, 4) historical levels of the allowance to total loans, 5) the value of collateral securing loans, 6) the level of past due and non-accruing loans, and 7) current and future economic conditions and their potential impact on the loan portfolio.
The allowance to total loans was 1.6% at quarter-end 2008, 1.5% at third quarter-end 2007, and 1.6% at third quarter-end 2006.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio that has not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. Company management has determined that the balance of the ALL is adequate to cover potential future losses. If economic conditions deteriorate beyond management’s current expectations for the ALL, an increase to provision for loan losses may be necessary. The provision for loan losses totaled $245,000 for the first three quarters of 2008, compared to $333,000 for the first three quarters of 2007, and compared to $213,000 for the first three quarters of 2006. See Tables 8 and 9 for a detailed analysis of the Company’s ALL.
Critical Accounting Policies
The accounting principles the Company follows and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the Company’s industry. In connection with the application of those principles to the determination of the Bank’s ALL, the Company has made judgments and estimates, which have significantly impacted our financial position and results of operations.
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
The Company establishes the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). The allocation for unique loans is done primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Certain risk grades are then evaluated for impairment under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” Management estimates losses on impaired loans based on estimated cash flows at the loan’s original effective interest rate or the underlying collateral value. Estimated loss ratios are also assigned to our consumer portfolio. However, the estimated loss ratios for these homogenous loans are based on the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.
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
In assessing the adequacy of the ALL, the Company also relies on an ongoing loan review process. This process is undertaken to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio. The loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of the Company, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. Management estimates losses on impaired loans based on estimated cash flows or underlying collateral.
After Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005, management increased the ALL Management believes the reserve is adequate at this time, based on a review of the portfolio and discussions with regulatory officials; however, management realizes that future additions may be required as the impact of the current downturn in the economy and further effects of Katrina are revealed with the passage of time.
The Company does not use derivatives and therefore no allowance for such instruments is made on the Company’s financial statements.
Asset Quality
Non-performing assets include non-accruing loans that are 90 days or more past due and other real estate acquired through foreclosure or property purchased by the Company for future Company expansion.
Total non-performing assets totaled $744,000, $1,216,000, and $866,000 at third quarter-end 2008, 2007, and 2006, respectively. Non-performing assets, as a percentage of total loans, were 0.4% at third quarter-end 2008, 0.6% at third quarter-end 2007, and 0.4% at third quarter-end 2006. Non-accrual loans and accruing loans over 90 days past due totaled $479,000, or 0.2% of total loans, $1,037,000 or 0.5% of total loans, and $621,000, or 0.3% of total loans, at third quarter-end 2008, 2007, and 2006, respectively. Other real estate totaled $265,000, or 0.1% of total loans, at quarter-end 2008, $179,000, or 0.1% of total loans, at third quarter-end 2007, and $245,000, or 0.1% of total loans, at third quarter-end 2006. See Table 10 for additional information concerning the Company’s non-performing assets.
Securities Available-for-Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets. Securities had book values totaling $200,350,000, $221,536,000, and $219,334,000 at third quarter-end 2008, 2007, and 2006, respectively. As previously mentioned, the large increase in securities was a result of increases in deposits resulting from Hurricane Katrina. Management believed that many of these funds would be short term in nature and in the last two quarters of 2007, and continuing into the first three quarters of 2008, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and a leveling effect in deposits growth has occurred.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available-for-sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affords the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and intermarket spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized losses, net of taxes, of $24,000 were included in stockholder’s equity at third quarter-end 2008, compared to unrealized gains net of taxes of $25,000, and unrealized losses of $101,000 which were included in stockholders’ equity at third quarter-end 2007 and 2006, respectively. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs.

Yields on taxable securities decreased as market rates were lower for the 2008 period compared to 2007. Yields on tax-exempt securities decreased by 52 basis points as maturing securities were reinvested in lower rate securities. The average volume of all securities at third quarter-end 2008 decreased by $35,374,000, or 16.0%, compared to a decrease of $26,025,000, or 10.5%, for the same period 2007, and compared to an increase of 114.2% for the same period in 2006. The decrease in 2008 is attributed to decreases in deposit volumes for the period. Total securities income decreased 22.2% at third quarter-end 2008, compared to an increase of 0.5% at third quarter-end 2007, and compared to an increase of 169.2%, at third quarter-end 2006. The decrease is attributed to lower volumes invested and lower rates earned. The average balance of federal funds sold increased 24.1% and 34.0% for the first three quarters of 2008 and 2007, respectively. Income from these funds decreased by 39.4% in the first three quarters of 2008 compared to the same period 2007 and increased 51.9% in the first three quarters of 2007 compared to same period of 2006, as a result of increased rates and volumes. The decrease is attributed to the 266 basis points decrease in rates earned on these funds.
Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings, and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits for the third quarter-end of 2008 decreased by $42,501,000, or 9.8%, compared to a slight increase of $266,000, or 0.1%, in the first three quarters of 2007, and an increase of $142,354,000, or 48.6%, in the first three quarters of 2006. The main reason for the large decrease in 2008 is the loss of a public fund depository that the Company had serviced, but lost this period through public bidding. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
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
As of September 30, 2008, the Company had unfunded loan commitments outstanding of $20,958,000 and outstanding standby letters of credit of $192,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds, and a detailed statement of cash flows can be found in the accompanying financial statements.
Average federal funds purchases and securities sold under agreement to repurchase represented 5.1%, 4.3% and 3.9% of total average deposits for the quarter-end 2008, 2007 and 2006, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.

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
Off-Balance Sheet Arrangements
As mentioned above as of September 30, 2008, the Company had unfunded loan commitments outstanding of $20,958,000 and outstanding standby letters of credit of $192,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. These contractual obligations are detailed in Table 15.
Risk-Based Capital/Stockholders’ Equity
The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 21.4%, 19.7%, and 19.1% at third quarter-end 2008, 2007, and 2006, respectively. The Tier 1 risk-based was 20.2% at third quarter-end, 18.5% at third quarter-end 2007, and 17.8% at third quarter-end 2006. The leverage ratio was 10.8% at third quarter-end 2008, 9.4% at third quarter-end 2007, and 8.3% at third quarter-end 2006.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio. The Company is considered to be well capitalized under regulatory definition.
Stockholders’ equity to total assets at third quarter-end 2008, 2007, and 2006 was 11.1%, 9.3%, and 8.8%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, data processing income, commissions and charges, and other fees. Service charges on deposit accounts income increased in the first three quarters of 2008 and 2007 by 3.1% and 10.4%, respectively, and decreased in the first three quarters of 2006 by 1.7%. Service charges levels are returning to pre-storm levels, after decreasing in 2006, due to increased customer balances resulting from Hurricane Katrina. Miscellaneous income at third quarter-end 2008 increased by 29.6%, compared to a decrease of 7.2% for the same period 2007. The large increase in 2008 in miscellaneous income was due to the gain from the sale of a piece of the Company’s property located behind the Ocean Springs branch to the Ocean Springs School System.

With deposit related costs constantly increasing, the Company continues to analyze means to increase non-interest income. The Company has revised its product pricing structure for 2008 and continues to seek new sources for additional fee income.
Non-Interest Expense
The Company’s goal is to enhance customer service through efficient and effective delivery of its products and services. Enhancing operational resources, while containing overhead expenses, is a top priority of the Company. While interest expense is one of the largest expenses of the Company, employees’ salaries, equipment and building expenses, legal fees, FDIC insurance, and other expenses combined make up the largest category of the Company’s expenses. Proper management of these costs is extremely important to the profitability of the Company.
Salary and employee benefits expense increased 7.8%, 6.1%, and 14.9% in the first three quarters of 2008, 2007, and 2006, respectively. The increases are attributed to increases in staffing levels, employee raises, and health insurance premiums. Premise expense increased by 6.8% in the first three quarters of 2008, compared to an increase of 31.6% in the first three quarters of 2007, and 5.8% in the first three quarters of 2006. The large increase in 2007 is attributed to the depreciation of the new main office, which began in 2007. Miscellaneous expenses increased by 17.9% at quarter-end 2008, compared to a sight decrease slightly in at quarter-end 2007, and an increase of 29.4% at third quarter-end 2006.
Income Taxes
Income tax expense totaled $1,628,000, $2,376,000, and $2,275,000 for the third quarter-ended 2008, 2007, and 2006, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES – YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first three quarters ended September 30, 2008, 2007, and 2006:

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans, net of unearned income	$199,279	$11,130	7.45%	$202,731	$12,008	7.90%	$180,889	$9,770	7.20%
Securities held to maturity:
Taxable	155,261	5,600	4.81%	134,056	4,919	4.89%	101,302	3,416	4.50%
Exempt from Federal income tax	8,472	223	3.51%	8,277	250	4.03%	8,075	230	3.80%
Securities available for sale:
Taxable	22,650	590	3.47%	79,424	3,076	5.16%	138,405	4,555	4.39%
Federal funds sold and securities purchased under agreements to resell	30,799	587	2.54%	24,823	968	5.20%	18,524	637	4.59%

Total interest-earning assets	$416,461	$18,130	5.80%	$449,311	$21,221	6.30%	$447,195	$18,608	5.55%
Non interest-earning assets:
Cash and due from banks	25,934			31,026			31,590
Bank premises and equipment	15,608			13,894			9,362
Other assets	14,853			13,920			13,526
Allowance for possible loan losses	(3,086)			(3,090)			(3,060)

Total assets	$469,770			$505,061			$498,613

TABLE 1 CONTINUED
COMPARATIVE AVERAGE BALANCES – YIELDS AND RATES (continued)
(Dollars in Thousands)

	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities:
INT DDA, MMF & Savings	$198,535	$2,220	1.49%	$176,554	$3,080	2.33%	$181,605	$2,460	1.81%
Time deposits	103,729	3,012	3.87%	102,350	3,427	4.46%	81,249	2,326	3.82%
Federal funds purchased, securities sold under agreements to repurchase and other shortterm borrowings	20,028	290	1.93%	18,775	480	3.41%	16,838	206	1.63%

Total interest-bearing liabilities	$322,292	$5,522	2.28%	$297,679	$6,987	3.13%	$279,692	$4,992	2.38%

Noninterest-bearing liabilities:
Deposits	90,603			156,464			172,248
Other liabilities	7,057			6,040			6,018

Total liabilities	419,952			460,183			457,958
Stockholder’s equity	49,818			44,878			40,655

Total liabilities and stockholders’ equity	$469,770			$505,061			$498,613

Net interest income/ margin-tax equivalent		$12,608	3.58%		$14,234	3.76%		$13,616	3.64%

Tax equivalent adjustment:
Loans		155			181			62
Investment securities		223			208			64
Securities available for sale

Total tax equivalent adjustment		378			389			126

Net interest income		$12,230			$13,845			$13,490

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

	Quarter ended September 30, 2008
	2008 Compared to 2007			2007 Compared to 2006
	Increase(Decrease) Due To			Increase(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$(3,452)	$(878)	$(4,330)	$21,842	$2,238	$24,080
Investment securities:
Taxable	21,205	681	21,886	32,754	1,503	34,257
Exempt from Federal income tax	195	(27)	168	202	20	222
Securities available for sale:
Taxable	(56,774)	(2,486)	(59,260)	(58,981)	(1,479)	(60,460)
Federal funds sold and securities purchased under agreements to resell	5,976	(381)	5,595	6,299	331	6,630

Total	$(32,850)	$(3,091)	$(35,941)	$2,116	2,613	$4,729

Interest expense on:
Savings deposits	$21,981	$(860)	$21,121	$(5,051)	$620	$(4,431)
Time deposits	1,379	(415)	964	21,101	1,101	22,202
Federal funds purchased, and securities sold under agreements to repurchase	1,253	(190)	1,063	1,937	274	2,211

Total	$24,613	$(1,465)	$23,148	$17,987	$1,995	$19,982

Changes in net interest income-tax equivalent	$(57,463)	$(1,626)	$(59,089)	$(15,871)	$618	$(15,253)

The increase (decrease) due to changes in average balances reflected in the above table was calculated by applying the preceding year’s rate to the current year’s change in the average balance. The increases (decreases) due to changes in average rates was calculated by applying the current year’s change in the average rates to the current year’s average balance. Using this method of calculating increases (decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.

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

	SEPTEMBER 30,
	2008	2007	2006

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$26,982	$55,021	$94,840
Obligations of states and political subdivisions
Mortgage-backed securities
Other securities	72	—	—

Total securities available for sale	$27,054	$55,021	$94,840

Portfolio securities
U. S. Treasury and other U. S. Government agencies	$164,594	$155,965	$113,925
Obligations of states and political subdivisions	8,102	9,950	9,969
Mortgage-backed securities
Other securities	600	600	600

Total investment securities	$173,296	$166,515	$124,494

Total securities available for sale and investment securities	$200,350	$221,536	$219,334

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at September 30, 2008:

	Maturing
		After			After 5 Yrs
	Within		1 Yr But		But Within
	1 Year		Within 5 Yrs		10 Yrs		After 10 Yrs.
									Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$8,008	2.58%	$16,960	3.19%	1,985	4.55%	—	0.00%	$26,953
Other Securities	101	0.00%	—	0.00%	—	0.00%	—	0.00%	101

Total securities available for sale	$8,109	2.58%	$16,960	3.19%	$1,985	0.00%	—	0.00%	$27,054

Investment securities
U.S. Treasury and other U.S. Government agencies	$22,010	4.65%	$95,729	4.65%	$46,855	4.89%	—	0.00%	$164,594
Obligations of states and political subdivisions	1,309	9.34%	3,271	5.10%	3,522	5.35%	—	0.00%	8,102
Other securities	600	0.00%	—	0.00%	—	0.00%	—	0.00%	600

Total investment securities	$23,919	3.37%	$99,000	4.09%	$50,377	4.83%	—	0.00%	$173,296

Total securities available for sale and investment securities	$32,028	4.95%	$115,960	5.05%	$52,362	5.57%	—	0.00%	$200,350

At September 30, 2008, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $8.1 million and a market value of $8.1 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
(Dollars in Thousands)

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2008				SEPTEMBER 30, 2008
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$27,018	$19	$(84)	$26,953	$164,594	$1,333	$(469)	$165,458
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,102	49	(31)	$8,120

OTHER SECURITIES	72	29	—	101	600	—	—	600

TOTAL	$27,090	$48	$(84)	$27,054	$173,296	$1,382	$(500)	$174,178

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2007				SEPTEMBER 30, 2007
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$54,983	$39	$(1)	$55,021	$155,965	$615	$(143)	$156,437
STATE AND MUNICIPAL SECURITIES	—	—	—	—	9,950	11	(52)	9,909

OTHER SECURITIES	—	—	—	—	600	—	—	600

TOTAL	$54,983	$39	$(1)	$55,021	$166,515	$626	$(195)	$166,946

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2006				SEPTEMBER 30, 2006
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE

U S GOVERNMENT AND AGENCY SECURITIES	$94,993	$3	$(156)	$94,840	$113,925	$86	$(732)	$113,279
STATE AND MUNICIPAL SECURITIES	—	—	—	—	9,969	9	(167)	9,811

OTHER SECURITIES	—	—	—	—	600	—	—	600

TOTAL	$94,993	$3	$(156)	$94,840	$124,494	$95	$(899)	$123,690

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the third quarter indicated are shown in the following table classified by type of loans:

	2008	2007	2006

Commercial & Industrial	$27,236	$38,656	$44,429
Real Estate	124,460	123,526	110,890
Consumer Loans	44,356	41,497	39,908
Other Loans	580	540	521

Total Loans	$196,632	$204,219	$195,748

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of September 30, 2008 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$21,620
Over 3 months through 12 months	41,532
Over 1 year through 5 years	120,772
Over 5 years	9,284

Over 1 year but variable rate	2,945

Total loans	$196,153

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended September 30,
	2008	2007	2006

Beginning Balance	$3,100	$3,100	$3,000

Charge Offs:
Commercial & Industrial	75	51	4
Real Estate	61	9	—
Consumer	463	486	481
Other	—	—	—

Total Charge Offs	599	546	485

Recoveries:
Commercial & Industrial	35	61	12
Real Estate	152	—	—
Consumer	167	153	360
Other	—	—	—

Total Recoveries	354	214	372

Net Charge Offs	245	332	113
Provision for Possible Losses	245	332	213

Ending Balance	$3,100	$3,100	$3,100

Total Loans Outstanding	$196,632	$204,219	$195,748

Average daily loans	$199,279	$202,731	$180,889

Percentages:	2008	2007	2006

Allowance for loan losses to end of quarter total loans	1.6%	1.5%	1.6%
Allowance for loan losses to average loans	1.6%	1.5%	1.7%
Allowance for loan losses to nonperforming assets	416.7%	254.9%	358.0%
Net charge offs to average loans	0.1%	0.2%	0.1%

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	September 30,
	2008		2007		2006
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	14.80	459	10.22	$317	22.70	$704
Real Estate	5.30	164	25.00	775	56.65	1,756
Consumer	45.87	1,422	22.73	705	20.39	632
Other	22.58	700	24.55	761	0.27	8
Unallocated	11.45	355	17.50	542	—	—

	100%	$3,100	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the third quarter of the years indicated.

	September 30,
	2008	2007	2006

Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$479	$1,037	$621
Other Real Estate	265	179	245

	$744	$1,216	$866

Nonperforming Assets as % of Total Loans	0.38%	0.60%	0.44%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	0.24%	0.51%	0.32%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	QUARTER ENDED SEPTEMBER 30
	2008	2007	2006

Non-interest bearing deposits	$90,603	$156,464	$172,248
Interest-bearing deposits	198,535	176,554	181,605
Interest-bearing time deposits	103,729	102,348	81,249

Total	$392,867	$435,366	$435,102

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at September 30, 2008 are summarized in the following table:

Time remaining until maturity
3 months or less	$26,703
Over 3 through 6 months	16,993
Over 6 through 12 months	16,110
Over 12 months	6,243

Total	$66,049

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at September 30, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	September	Average	Interest	Month-End
	Balance	Balance	Rate	Balance

2008
Federal funds purchased and securities sold under agreements to repurchase	$13,375	$20,028	1.93%	$13,375

2007
Federal funds purchased and securities sold under agreements to repurchase	$16,028	$18,775	3.41%	$16,028

2006
Federal funds purchased and securities sold under agreements to repurchase	$14,072	$16,838	1.63%	$14,072

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of September 30, 2008 based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$22,099	$41,532	$123,717	$9,284	$196,632
Investment securities	2,155	21,764	99,000	50,377	173,296
Securities available for sale	101	8,008	16,960	1,985	27,054
Federal funds sold and securities purchased under agreements to resell	9,793				9,793

Total interest-earning assets	$34,148	$71,304	$239,677	$61,646	$406,775
Noninterest-earning assets				51,003	51,003

Total assets	$34,148	$71,304	$239,677	$112,649	$457,778

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$66,570	$32,386	$80,962	$—	179,918
Time deposits	38,453	63,006	15,166		116,625
Federal funds purchased, and securities sold under agreements to repurchase	13,375				13,375

Total interest-bearing liabilities	$118,398	$95,392	$96,128	$—	$309,918
Noninterest-bearing deposits	18,596	—	59,331	10,626	88,553
Other liabilities				8,592	8,592
Stockholders’ equity				50,715	50,715

Total liabilities and stockholders’ equity	$136,994	$95,392	$155,459	$69,933	$457,778

Interest sensitive gap	$(102,846)	$(24,088)	$84,218	$42,716
Cumulative interest sensitive gap	$(102,846)	$(126,934)	$(42,716)	$—
Cumulative interest sensitive gap as a percent of total assets	-22.47%	-27.73%	-9.33%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of September 30, 2008, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
		ONE TO
	ONE YEAR	THREE	THREE TO	OVER FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$89,226	$19,035	$139,586	$20,623	$268,470
Consumer certificates of deposit	101,459	11,694	3,472	—	116,625
Federal funds borrowed & repurchase agreements	13,375	—	—	—	13,375
Operating leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of September 30, 2008:

		ONE TO
	ONE YEAR	THREE	THREE TO	OVER FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$11,926	$—	$—	$—	$11,926
Residential real estate	108	—	—	—	108
Revolving home equity and credit card lines	335	—	—	—	335
Other	8,589	—	—	—	8,589
Standby letters of credit	192	—	—	—	192

Item 4T. Controls and Procedures
     Evaluation of disclosure controls and procedures – The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to timely alert them to material information relating to the Company and its consolidated subsidiaries to be included in the Company’s Exchange Act reports.
     Changes in Internal Controls - There were no changes in the Company’s internal control over financial reporting for the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matter to a Vote of Security Holders
None
Item 5. Other information
None
Item 6. Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS & MARINE BANCORP, INC.
Date: November 14, 2008	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ S. M. Dickson
S. M. Dickson, Executive Vice President
(Principal Financial and Accounting Officer)