Form 10-K
period 2008-12-31
Merchants & Marine Bancorp, Inc.
filed 2009-03-20
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-53198
MERCHANTS & MARINE BANCORP, INC.
(Exact name of registrant as specified in charter)

Mississippi	26-2498567

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3118 Pascagoula Street, Pascagoula, Mississippi	39567

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (228) 762-3311
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on which Registered

None	None
Securities registered to Section 12(g) of the Act:
$2.50 Common Stock, Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $42,876,520 as of June 30, 2008.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,330,338 shares of common stock as of February 13, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2008 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K, and portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 2, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business.
     Merchants & Marine Bancorp, Inc. (the “Company”) was incorporated under the laws of the State of Mississippi on February 5, 2008. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Merchants & Marine Bank (the “Bank”) and act as a one-bank holding company. On April 24, 2008, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of a plan of share exchange and agreement. As a result, the Bank became a wholly-owned subsidiary of the Company.
     All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Mississippi. The Bank is a full service financial institution offering a complete range of banking services to individuals, partnerships, corporations and governmental agencies. At March 11, 2009, the Company employed approximately 147 full-time equivalent employees in its eleven offices. Most of the Company’s customers reside within Jackson and George Counties, Mississippi. Services offered by the Bank include checking accounts, savings accounts, individual retirement accounts, certificates of deposit and personal, commercial and mortgage loans.
     The Bank also offers a variety of other services, including the direct deposit of government checks, the sale of traveler’s checks, night deposit boxes, drive-up and remote teller facilities, automated teller machines and safe deposit boxes.
     The Company is not dependent on any single customer or small group of customers. The Company has had longstanding relationships with a substantial number of its depositors and the Company’s management expects a general continuation of these relationships.
     The Company’s principal executive office is located at 3118 South Pascagoula Street, Pascagoula, Mississippi, which is also the principal location of the Bank. The Company is located in Jackson and George Counties, Mississippi, and has eleven facilities to serve the residents of these areas.
     The Company maintains Bank branch offices at the following locations to serve customers in other areas of Jackson and George counties: 2600 Old Mobile Highway, Pascagoula; 1825 Market Street, Pascagoula; 4619 Main Street, Moss Point; 2235 Highway 90, Gautier; 7616 Highway 613, Moss Point; 2802 Bienville Boulevard, Ocean Springs; 16831 Highway 63, Moss Point; 21536 Highway 613, Moss Point; 6416 North Washington Avenue, Ocean Springs; and 11283 Highway 63 South, Lucedale.
     As of December 31, 2008, the Company had outstanding 1,330,338 shares of Common Stock held by approximately 970 holders of record. Since its inception in 1932, the Bank has sought to allocate the assets of the Bank back into the local communities that it serves. With this philosophy, the Bank has shown steady growth and has been able to provide the shareholders a return through 237 consecutive quarterly dividends.
     Jackson County is Mississippi’s largest industrial county. Our local industrial base includes Northrop Grumman, Chevron Products Company, Mississippi Chemical Corporation, Signal International, Halter Marine, Inc., and Mississippi Power Company. The economy of George County is primarily dependent on agricultural (timber and cattle) and selected manufacturing industries. Workers have moved into the Company’s communities because of the close proximity to their work and the excellent school systems in Jackson and George counties. Although the Company’s management cannot make any assurances, management feels that the current economic growth that the Company’s area has experienced will continue and that the prospects for the continued growth of the Company are good.
Financial and Statistical Information
     The Company’s audited consolidated financial statements, selected financial data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and statistical information required to be disclosed under Item 1 pursuant to Guide 3 contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2008, filed as Exhibit 13 to this Form 10-K (the “2008 Annual Report”), are incorporated herein by reference.

Regulation and Supervision
     As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act (the “BHC Act”), and the regulations adopted by the Federal Reserve Board under the BHC Act. The Company is required to file reports with, and is subject to examination by, the Federal Reserve Board. The Bank is a Mississippi state chartered nonmember bank, and is therefore subject to the supervision of, and is regularly examined by, the Mississippi Department of Banking and Consumer Finance and the Federal Deposit Insurance Corporation (the “FDIC”).
     Under the BHC Act, a bank holding company may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHC Act from engaging in non-banking activities, subject to certain exceptions. Under the BHC Act, the Federal Reserve Board is authorized to approve the ownership by a bank holding company of shares of any company whose activities have been determined by the Federal Reserve Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.
     In November, 1999, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) became law. Under the GLB Act, a “financial holding company” may engage in activities the Federal Reserve Board determines to be financial in nature or incidental to such financial activity or complementary to a financial activity and not a substantial risk to the safety and soundness of depository institutions or the financial system. Generally, such companies may engage in a wide range of securities activities and insurance underwriting and agency activities. The Company has not sought “financial holding company” status.
     A bank holding company is a legal entity separate and distinct from its subsidiary banks. There are various legal limitations on the extent to which bank subsidiaries may extend credit, pay dividends or otherwise supply funds to the holding company or its affiliates. In particular, subsidiary banks are subject to certain restrictions imposed by Federal law on any extensions of credit to the holding company or, with certain exceptions, other affiliates, on investments in stock or other securities thereof and on the taking of such securities as collateral for loans to borrowers. Such restrictions prevent the holding company or such other affiliates from borrowing from the subsidiary bank unless the loans are secured by specified obligations. Further, such secured loans by any subsidiary bank to any affiliate are limited in amount to 10% of such bank’s capital stock and surplus; and the aggregate of all such loans to all affiliates is limited in amount to 20% of such bank’s capital stock and surplus.
     Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and, where required, to commit resources to support the Bank. Further, if the Bank’s capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.
     Under the “cross guarantee” provisions of the Federal Deposit Insurance Act (the “FDI Act”), any FDIC-insured subsidiary of the Company, such as the Bank, could be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of any other FDIC-insured subsidiary also controlled by the Company or (ii) any assistance provided by the FDIC to any FDIC-insured subsidiary of the Company in danger of default.
     The Company has a compliance officer designated to make sure that the Company is in compliance with state and federal laws.
Community Reinvestment Act
     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulatory agencies responsible for evaluating the Company and the Bank evaluate the record of insured depository institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch of the Bank.
Dividends
     Under Title 81 of the Mississippi Code of 1972, approval of the Commissioner of Banking and Consumer Finance is required for declaration of any dividends by the Bank to the Company. Moreover, there are a number of federal and state banking policies and regulations that restrict the Bank’s ability to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. In particular, because the Bank is a depository institution and its deposits are insured by the FDIC, it may not pay dividends or distribute capital assets if it is in default on any assessment due to the FDIC. Also, as described below, the Bank is subject to regulations which impose certain minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution to the Company. Lastly, under Federal Reserve Board policy and regulations, the Company is required to maintain adequate regulatory capital, is expected to serve as a source of financial strength to the Bank and to commit resources to support the Bank. These policies and regulations may have the effect of reducing or eliminating the amount of dividends that the Company will be able to declare and pay to its shareholders in the future.
FDICIA
     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators have assigned each insured institution to one of five categories (“well capitalized,” “adequately capitalized” or one of three under capitalized categories) based upon the three measures of capital adequacy discussed below. Institutions which have a Tier I leverage capital ratio of 5%, a Tier I risk-based capital ratio of 5% and a total risk-based capital ratio of 10% are defined as “well capitalized”. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements for “adequately capitalized” status. The Bank currently meets the requirement for “well capitalized”.
     An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days (which must be guaranteed by the institution’s holding company); (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The bank regulatory agencies have discretionary authority to reclassify a “well capitalized” institution as “adequately capitalized” or to impose on an “adequately capitalized” institution requirements or actions specified for undercapitalized institutions if the agency determines that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.
     A “significantly undercapitalized” institution may be subject to a number of additional requirements and restrictions, including (1) orders to sell sufficient voting stock to become “adequately capitalized,” (2) requirements to reduce total assets and (3) cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
     Under FDICIA, bank regulatory agencies have prescribed safety and soundness guidelines for all insured depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation. The Bank is assessed quarterly at the rate of 1.25% of insured deposits for deposit insurance. Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Bank’s liquidity, capital resources or operations.
Risk-Based Capital Requirements
     The federal regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. These risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid and lower-risk assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios are minimums. The guidelines require all federally-regulated banks to maintain a minimum risk-based total capital ratio of 8%, of which at least 4% must be Tier I capital, as described below.
     A banking organization’s qualifying total capital consists of two components: Tier I, or “core” capital, and Tier 2, or “supplementary” capital. Tier I capital is an amount equal to the sum of: (1) common shareholders’ equity, including adjustments for any surplus or deficit; (2) non-cumulative perpetual preferred stock; and (3) the company’s minority interests in the equity accounts of consolidated subsidiaries. With limited exceptions for goodwill arising from certain supervisory acquisitions, intangible assets generally must be deducted from Tier I capital. Other intangible assets may be included in an amount up to 25% of Tier I capital, so long as the asset is capable of being separated and sold apart from the banking organization or the bulk of its assets. Additionally, the market value of the asset must be established on an annual basis through an identifiable stream of cash flows, and there must be a high degree of certainty that the asset will hold this market value notwithstanding the future prospects of the banking organization. Finally, the banking organization must demonstrate that a liquid market exists for the asset. Intangible assets in excess of 25% of Tier I capital generally are deducted from a banking organization’s regulatory capital. At least 50% of the banking organization’s total regulatory capital must consist of Tier I capital.
     Tier 2 capital is generally considered to be an amount equal to the sum of the following:
•	the allowance for possible credit losses in an amount up to 1.25% of risk-weighted assets;

•	cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus;

•	hybrid capital instruments defined as instruments with characteristics of both debt and equity, perpetual debt and mandatory convertible debt securities; and

•	in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus.
     Investments in unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments must be deducted from capital. The federal regulatory agencies may require other deductions on a case-by-case basis.
     Under the risk-weighted capital guidelines, balance sheet assets and certain off-balance sheet items like standby letters of credit are assigned to one of four risk-weight categories according to the nature of the asset and its collateral or the identity of any obligor or guarantor. These four categories are 0%, 20%, 50% or 100%. For example, cash is assigned to the 0% risk category, while loans secured by one-to-four family residences are assigned to the 50% risk category. The aggregate amount of assets and off-balance sheet items in each risk category is adjusted by the risk-weight assigned to that category to determine weighted values, which are added together to determine the total risk-weighted assets for the banking organization. Accordingly, an asset, like a commercial loan, which is assigned to a 100% risk category, is included in risk-weighted assets at its nominal face value, whereas a loan secured by a single-family home mortgage is included at only 50% of its nominal face value. The application ratios are equal to capital, as determined, divided by risk-weighted assets, as determined.
Leverage Capital Requirements
     The federal regulatory agencies have issued a final regulation requiring certain banking organizations to maintain additional capital of 1% to 2% above a 3% minimum Tier I leverage capital ratio equal to Tier I capital, less intangible assets, to total assets. In order for an institution to operate at or near the minimum Tier I leverage capital ratio of 3%, the banking regulators expect that the institution would have well-diversified risk, no undue rate risk exposure, excellent asset quality, high liquidity and good earnings. In general, the bank would have to be considered a strong banking organization, rated in the highest category under the bank rating system and have no significant plans for expansion. Higher Tier I leverage capital ratios of up to 5% will generally be required if all of the above characteristics are not exhibited or if the institution is undertaking expansion, seeking to engage in new activities or otherwise faces unusual or abnormal risks.

     Institutions not in compliance with these regulations are expected to be operating in compliance with a capital plan or agreement with that institution’s federal bank regulator. If they do not do so, they are deemed to be engaging in an unsafe and unsound practice and may be subject to enforcement action. Failure to maintain a Tier I leverage capital ratio of at least 2% of assets constitutes an unsafe and unsound practice and may result in enforcement action against an institution justifying termination of that institution’s FDIC insurance.
     At December 31, 2008, the Bank’s Tier 1 risk-based capital, total risk-based capital and leverage ratios were 20.6%, 21.9% and 10.9% respectively.
Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning on June 1, 1997. In addition, on that date, Riegle-Neal authorized a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of Riegle-Neal and May 1, 1997.
Federal Deposit Insurance Reform Act of 2005
     The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The federal statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.
The Emergency Economic Stabilization Act (“EESA”) of 2008
     The EESA provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Company has elected to participate in the transaction account guarantee program, which expires on December 31, 2009. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10 basis points of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment.
Monetary Policy
     The Bank is affected by commercial bank credit policies of regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the national supply of bank credit in order to attempt to combat recessionary and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open market operations in U.S. Government securities, changes in discount rates on member borrowings, changes in reserve requirements against bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of all commercial banks, whether nonmembers such as the Bank or members, in the past and are expected to continue to do so in the future.

     The Bank is a state chartered bank and comes under the supervision of the Mississippi Department of Banking and Consumer Finance and the FDIC. The Bank is governed by the laws of the state of Mississippi and federal banking laws under the FDIC and the Federal Reserve Act. The Company is also regulated by other agencies including, but not limited to, the Internal Revenue Service, Occupational Safety and Health Administration and the Department of Labor.
Competition
     The Company, through its subsidiary bank, competes with national and state banks for deposits, loans, and trust and other services.
     The banking environment in Jackson and George Counties is highly competitive. Jackson County has eight banks, one savings and loan association and six credit unions in the Company’s immediate market. George County has four banks and two credit unions in the Company’s immediate market. The Bank is the only locally owned independent bank in the Jackson County market. In Jackson County, the Company competes with several large regional multi-bank holding company banks headquartered in North Carolina, Alabama and Mississippi, along with three smaller Mississippi chartered banks that have branches in the Company’s market. The credit union market system is also very strong, with both Navigator Credit Union, the credit union for Northrop Grumman, the state’s largest private employer, and Keesler Federal Credit Union, one of the largest credit unions in the world, located in the Company’s market. In the latest market share information available from the FDIC, in June of 2008, the Company had the second largest market share of all financial institutions in Jackson County, with 23.13% of the Jackson County market. The market share in June 2008 for George County was 9.98%.
     Given the competitive market place, the Company makes no predictions as to how its relative position will change in the future.
Available Information
     The Company maintains a website at www.mandmbank.com. The Company is subject to the reporting requirements of the Exchange Act, and files an annual report on Form 10-K which also serves as the Company’s annual disclosure statement under applicable Securities and Exchange Commission (the “SEC”) regulations, quarterly and current reports, proxy statements and other information with the SEC. Our current SEC filings and accompanying exhibits may be inspected without charge at the public reference facilities of the SEC located at 100 F Street, N. E., Washington, D.C. 20549. You may obtain copies of this information at prescribed rates. The SEC also maintains a website that contains reports, proxy statements, registration statements and other information. The SEC website address is www.sec.gov. You may call the SEC at 1-800-SEC-0330 to obtain further information on the operations of the public reference room. Additionally, the Company voluntarily will provide paper copies of its filings, free of charge, upon request made to Royce Cumbest, President and Chief Executive Officer, Merchants & Marine Bancorp, Inc., 3118 South Pascagoula Street, Pascagoula, Mississippi 39567 (telephone: 228-762-3311).
Item IA. Risk Factors.
     Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.
     Negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact the Company’s financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.
     The Company is geographically concentrated in Jackson and George Counties, Mississippi and its surrounding counties and changes in local economic conditions could impact its profitability.
     The Company operates primarily in Jackson and George counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions could reduce the Company’s growth rate, affect the ability of its customers to repay their loans and generally affect its financial condition and results of operations. The Company is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
     The Company could sustain losses if its asset quality declines.
     The Company’s earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Company’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect its results of operations and financial condition.
     An inadequate allowance for loan losses would reduce the Company’s earnings.
     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Company to increase the allowance for loan losses as a part of their examination process, the Company’s earnings and capital could be significantly and adversely affected.
     Liquidity needs could adversely affect the Company’s results of operations and financial condition.
     The Company relies on dividends from the Bank as its primary source of funds. The Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include federal funds lines of credit from corresponding banks. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
     Competition from financial institutions and other financial service providers may adversely affect the Company’s profitability.

     The banking business is highly competitive and the Company experiences competition in each of its markets from many other financial institutions. The Company competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Company’s primary market areas and elsewhere. Many of the Company’s competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Company has.
     The Company competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Company has to attract its customer base from other existing financial institutions and from new residents. This competition has made it more difficult for the Company to make new loans and at times has forced the Company to offer higher deposit rates. Price competition for loans and deposits might result in the Company earning less interest on its loans and paying more interest on its deposits, which reduces the Company’s net interest income. The Company’s profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.
     The Company’s key management personnel may leave at any time.
     The Company’s future success depends to a significant extent on the continued service of its key management personnel, especially Royce Cumbest, its President and Chief Executive Officer. The Company does not have employment agreements with any of its personnel and can provide no assurance that it will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future.
     The Company, as well as the Bank, operates in a highly regulated environment and is supervised and examined by various federal and state regulatory agencies who may adversely affect the Company’s ability to conduct business.
     The Mississippi Department of Banking and Consumer Finance and the Board of Governors of the Federal Reserve supervise and examine the Bank and the Company, respectively. Because the Bank’s deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:
•	explicit standards as to capital and financial condition;

•	limitations on the permissible types, amounts and extensions of credit and investments;

•	restrictions on permissible non-banking activities; and

•	restrictions on dividend payments.
     Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. As a result, the Company must expend significant time and expense to assure that it is in compliance with regulatory requirements and agency practices.
     The Company, as well as the Bank, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company or the Bank may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time, and any such change could adversely affect the Company’s results of operations.
     The enactment of Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 may not be able to stabilize the U.S. financial system or the economy and may significantly affect the Company’s financial condition, results of operation or liquidity.
     On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) in an effort to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA or ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially affect the registrant’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.
     There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition and results of operations could be materially and adversely affected.
     The Company’s Common Stock is thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.
     The Company’s Common Stock is not traded through an organized exchange, but rather is traded in individually-arranged transactions between buyers and sellers. Therefore, recent prices may not necessarily reflect the actual value of the Company’s Common Stock. A shareholder’s ability to sell the shares of Company Common Stock in a timely manner may be substantially limited by the lack of a trading market for the Common Stock.
Item 1B. Unresolved Staff Comments.
     Inapplicable.
Item 2. Properties.
     (a) Company Facilities. At December 31, 2008, the Company premises consisted of a main office and ten branches of the Bank, all within or surrounding the cities of Pascagoula, Moss Point, Gautier and Ocean Springs (Jackson County, Mississippi) and Lucedale (George County, Mississippi). The Company owns all properties on which the Company and Bank premises are maintained. For additional information, see Note 4 “Property and Equipment” to the Financial Statements included on page 16 in the Company’s 2008 Annual Report filed as Exhibit 13 hereto.
     The Company’s operating properties are more fully described as follows:
     (1) Main Office. A new 40,000 square foot two story building is located on approximately three acres, near the center of the business district in the City of Pascagoula. Construction began on the facility in 2005 and was completed in early 2007. The doors were opened for business on March 5, 2007. The new office is a full service bank, houses the computer center, operations, and administrative offices. It has two ATM’s.
     (2) Market Street Branch. A free-standing one-story masonry building located at 1825 Market Street, in the City of Pascagoula. The building was constructed in 1956 and extensive renovations were done in 2008. The branch offers drive-up facilities, as well as an ATM.
     (3) Gautier Branch. A contemporary one-story masonry, steel and glass building located on approximately 1.8 acres on the south side of U.S. Highway 90 east of Ladnier Road in the City of Gautier. It is located approximately three-quarters of a mile from a shopping mall on the north side of Highway 90. The branch, which was built in 1972, was enlarged during 1980, at which time drive-up teller lanes and expanded parking areas were added to the facility. The branch offers full banking services and two ATMs.
     (4) Moss Point Branch. A two-story 7,000 square foot masonry building located at 4619 Main Street, Moss Point. The building was constructed in the 1970s. The Company acquired the building and property in 2003 and extensive renovations were done to the first floor. The branch offers full banking services, drive-up facilities and an ATM.
     (5) Escatawpa Branch. Located on approximately one acre near the intersection of the east side of State Highway 613 and the west side of Elder Street in the community of Escatawpa. The physical address of this branch is 7616 Highway 613, Moss Point. The property was acquired by the Company in 1972 and a full-service bank was opened at this location during mid-1982. The branch offers drive-up facilities, as well as an ATM.
     (6) Bel-Air Branch. A free-standing one-story masonry building located at 2600 Old Mobile Highway, within the Bel-Air Shopping Center in the City of Pascagoula. Previously leased, this property was acquired in 1983. The branch offers drive-up facilities, as well as an ATM.
     (7) Wade Branch. A free-standing one-story lap sided building containing approximately 1,900 square feet, together with drive-up teller facilities and an ATM. The branch offers limited banking services at this time. This branch is located at 16831 Highway 613, Moss Point and is located in the Wade Community.
     (8) Ocean Springs Branch. A free-standing one story masonry building located on 2.3 acres of land at 2802 Bienville Boulevard, Ocean Springs. Construction of this facility was completed, and operation of the branch began, in August 1994. The branch offers full banking services, drive-up teller facilities and an ATM.
     (9) Hurley Branch. A free-standing one story masonry building located at 21536 Highway 63, Moss Point and is located in the Hurley Community. Construction on this facility began in 2007 and was completed in 2008. The branch offers full banking services, drive-up facilities and an ATM.
     (10)  St. Martin Branch. A free-standing one-story masonry building located on 1 acre of land at 6416 North Washington Avenue, Ocean Springs. Construction of the facility was completed, and operation of the branch began, in February 2000. The branch offers full banking services, drive-up teller facilities and an ATM.
     (11) Lucedale Branch. A free-standing one-story masonry building located on .90 acres of land located at 11283 Highway 63 South, Lucedale. The branch was purchased from Union Planters Bank, National Association in June 2001, and operation of the branch began in June 2001. The branch offers full banking services, drive-up teller facilities and an ATM.
     In addition to the foregoing branches, the Company has ATMs and night depositories in various locations in Jackson County.
     (b) Other Real Estate. The only non-banking properties presently owned by the Company are properties acquired from time to time in connection with the foreclosure of loans and seven plus acres located adjacent to the St. Martin branch.
Item 3. Legal Proceedings.
     Other than ordinary routine litigation incidental to the business of the Company, there are no pending legal proceedings with respect to the Company as of the date hereof.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2008.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     At December 31, 2008, the Company’s authorized capital stock consisted of 5,000,000 shares of Common Stock, par value $2.50 per share, of which 1,330,338 were issued and outstanding. The Common Stock is not traded on an exchange nor is there a known active trading market. As of December 31, 2008, the Common Stock of the Company was held of record by 970 stockholders. Based solely on information made available to the Company from a limited number of buyers and sellers, the Company believes that the following table sets forth the quarterly range of sales prices for the Company’s stock during the years 2008 and 2007.
Stock Prices

2008	High	Low

1st Quarter	$40.00	$38.00
2nd Quarter	40.00	36.00
3rd Quarter	40.00	40.00
4th Quarter	40.00	38.00

2007	High	Low

1st Quarter	$38.00	$38.00
2nd Quarter	40.00	38.00
3rd Quarter	42.00	39.00
4th Quarter	40.00	40.00
     During each quarter of 2008 and 2007, cash dividends on Common Stock were paid as follows.

	2008	2007

1st Quarter	$0.25	$0.25
2nd Quarter	0.30	0.30
3rd Quarter	0.25	0.25
4th Quarter	0.55	0.55

Total	$1.35	$1.35
     Although no assurances can be given, the Company anticipates that cash dividends on shares of the Company’s Common Stock will continue to be paid during 2009, subject to the discretion of the Board of Directors.
Item 6. Selected Financial Data.
     Information required by this item is included under the captions “Summary of Operations” and “Financial Highlights” in the Company’s 2008 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information required by this item is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Information required by this item is included under the heading “Quantitative and Qualitative Disclosures About Market Risk” under the caption “Other Information” in the Company’s 2008 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference. A table providing information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2008, is included as Table 14 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s 2008 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
     Information required by this item is incorporated herein by reference to pages 2 to 29 of the Company’s 2008 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Executive Vice President, who serves as the Company’s principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and Executive Vice President of the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Executive Vice President concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report On Internal Control Over Financial Reporting
     The management of Merchants & Marine Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Merchants & Marine Bancorp, Inc. management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Item 9B. Other Information.
     Inapplicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Information required by this item is included under the caption “Executive Officers”, under the heading “Directors”, under the caption “Proposal 1: Election of Directors”, under the headings “Board Committees” and

“Code of Ethics”, under the caption “Corporate Governance” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” under the caption “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 2, 2009, incorporated herein by reference.
Item 11. Executive Compensation.
     Information required by this item is included under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 2, 2009, incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” under the caption “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 2, 2009, incorporated herein by reference.
     The Company does not have any compensation plans under which it authorizes shares of Common Stock for issuance.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Information required by this item is included under the headings “Certain Transactions” and “Director Independence” under the caption “Corporate Governance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 2, 2009, incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
     Information required by this item is included under the caption “Relationship with Principal Accountants” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 2, 2009, incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements. See Item 8.

(a)(2)	Financial Statement Schedules. Inapplicable.

(a)(3)	Exhibits. See Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCHANTS & MARINE BANCORP, INC.
March 20, 2009	By:	/s/ Royce Cumbest
Royce Cumbest
Chairman of the Board, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Royce Cumbest Royce Cumbest	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 20, 2009

/s/ Frank J. Hammond, III Frank J. Hammond, III	Director	March 20, 2009

/s/ Lynda J. Gautier Lynda J. Gautier	Director	March 20, 2009

/s/ Dr. Paul H. Moore, Jr. Dr. Paul H. Moore, Jr.	Director	March 20, 2009

/s/ John M. Ford	Director	March 20, 2009
John M. Ford

/s Gerald J. St. Pe’ Gerald J. St. Pe’	Director	March 20, 2009

/s/ Thomas B. Van Antwerp Thomas B. Van Antwerp	Director	March 20, 2009

/s/ John F. Grafe John F. Grafe	Director	March 20, 2009

/s/ Julius A. Willis, Jr., DMD Julius A. Willis, Jr., DMD	Director	March 20, 2009

/s/ S. Michael Dickson S. Michael Dickson	Executive Vice President (Principal Financial and Accounting Officer)	March 20, 2009

INDEX TO EXHIBITS
2.1	The Agreement and Plan of Share Exchange by and between Merchants & Marine Bancorp, Inc. and Merchants & Marine Bank, dated February 2, 2008, is incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

2.2	The Articles of Share Exchange by and between Merchants & Marine Bancorp, Inc. and Merchants & Marine Bank, dated February 5, 2008, is incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

3.1	The Articles of Incorporation of the Company are incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

3.2	The Bylaws of the Company are incorporated by reference from Exhibit 3.2 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

4	Specimen Common Stock Certificate.

10	Director Deferred Compensation Plan.

13	Selected portions of the Company’s 2008 Annual Report for the year ended December 31, 2008.

21	Subsidiaries of Merchants & Marine Bancorp, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.