Form 10-Q
period 2009-03-31
Merchants & Marine Bancorp, Inc.
filed 2009-05-15
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 14, 2009, 1,330,338 shares of Common Stock were outstanding.

Part I: Financial Information
Item 1: Financial Statements
MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)	(Audited)
	March 31, 2009	December 31, 2008
ASSETS:
Cash and due from banks (non-interest bearing)	$17,618,157	18,065,881
Federal funds sold	54,325,000	11,039,000
Securities:
Available for sale, at market value	56,317,487	30,239,874
Held to maturity, at amortized cost	91,610,548	146,509,925
Non-marketable equity securities	600,060	600,060
Loans, less allowance for loan losses $3,100,000 and $3,100,000, respectively	202,203,493	198,382,586
Property and equipment, net	17,639,833	17,750,116
Other real estate owned	235,657	235,659
Accrued income	2,715,170	3,086,533
Other assets	10,285,396	10,373,486

TOTAL ASSETS	$453,550,801	436,283,120

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$30,970,166	80,738,441
Interest bearing demand, savings, money market, and other time	348,955,176	286,506,672

Total deposits	379,925,342	367,245,113
Federal funds purchased and securities sold under agreements to repurchase	15,664,695	10,916,967
Accrued expenses and other liabilities	8,657,836	9,060,161

Total liabilities	404,247,873	387,222,241

Stockholders’ Equity:
Common stock — $2.50 par value; 1,330,560 shares authorized; 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	34,498,597	34,045,240
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	4,302	215,610
Unrealized gain (loss) on defined benefit pension plan	(3,025,816)	(3,025,816)

Total stockholders’ equity	49,302,928	49,060,879

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,550,801	436,283,120

See notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Interest Income:
Interest and fees on loans	$3,469,300	3,891,942
Interest on investment securities:
Taxable	1,643,910	1,966,410
Exempt from federal income tax	81,656	78,864
Interest on federal funds sold	17,574	326,335

Total interest income	5,212,440	6,263,551

Interest Expense:
Interest on deposits	1,342,791	1,923,278
Interest on federal funds purchased and securities sold under agreements to repurchase	9,645	140,372

Total interest expense	1,352,436	2,063,650

Net interest income	3,860,004	4,199,901
Provision for loan losses	74,390	(51,206)

Net interest income after provision for loan losses	3,785,614	4,251,107

Non-Interest Income:
Service charges	945,244	1,075,864
Miscellaneous	474,301	600,558

Total non-interest income	1,419,545	1,676,422

Non-Interest Expense:
Salaries and employee benefits	2,052,143	1,842,764
Premises	762,040	660,085
Miscellaneous	1,286,749	1,513,380

Total non-interest expense	4,100,932	4,016,229

Income before income taxes	1,104,227	1,911,300

Provision for income taxes	335,737	491,939

NET INCOME	$768,490	1,419,361

NET INCOME PER COMMON SHARE	$0.58	1.07

See notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

Net income	$768,490	1,419,361

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	(211,308)	(166,620)

Comprehensive income	$557,182	1,252,741

See notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Three Months Ended March 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$768,490	1,419,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,877	279,316
Provision for loan losses	74,390	(51,206)
Write-down of other real estate owned	—	33,552
Reinvested earnings on securities	—	(57,983)
Net premium amortization (discount accretion)	(34,590)	(5,776)
Decrease in accrued income receivable	371,363	128,206
(Decrease) in interest payable	(132,824)	(102,362)
(Gain) loss on disposition of assets	—	(117,392)
Net change in other assets and liabilities	343,998	(226,553)

Net Cash Provided by Operating Activities	1,745,704	1,299,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) in Federal funds sold	(43,286,000)	(38,476,000)
Purchase of securities available for sale	(40,255,375)	—
Proceeds from maturities of securities available for sale	13,875,000	30,045,413
Purchase of securities held to maturity	(9,696,028)	(57,699,250)
Proceeds from maturities of securities held to maturity	64,612,593	43,203,333
Net (increase) decrease in loans	(3,895,295)	1,172,028
Purchase of property and equipment	(244,594)	(572,303)

Net Cash (Used) by Investing Activities	(18,889,699)	(22,326,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,680,229	14,789,516
Net increase in federal funds purchased and securities sold under agreements to repurchase	4,747,728	15,206,381
Dividends paid to stockholders	(731,686)	(731,686)

Net Cash Provided by Financing Activities	16,696,271	29,264,211

Net Increase (decrease) in Cash and Due from Banks	(447,724)	8,236,595

Cash and Due From Banks, Beginning	18,065,881	20,268,465

Cash and Due From Banks, Ending	$17,618,157	28,505,060

See notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Three Months Ended March 31, 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Interim Financial Statements.
The accompanying unaudited condensed consolidated fianancial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bancorp, Inc.’s 2008 Annual Report to Shareholders.
December 31, 2008 Balance Sheet Presentation.
The condensed consolidated balance sheet at December 31, 2008 has been taken from the audited balance sheet at that date.
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
2. SHARE EXCHANGE.
At its annual meeting of shareholders, held on April 3, 2008, Merchants & Marine Bank’s shareholders approved an Agreement and Plan of Share Exchange Pursuant to this agreement, all of the outstanding shares of the Bank’s common stock were automatically exchanged for shares of Merchants & Marine Bancorp, Inc., a Mississippi bank holding company. At the completion of the exchange, the bank became a wholly-owned subsidiary of the holding company.
The financial information presented in these financial statements for the three months ended March 31, 2009 includes the consolidated data of both the bank and the holding company. The financial information presented in these financial statements for the three months ended March 31, 2008 includes only the bank, since the holding company did not exist until the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Company’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in competitive environment; continuing consolidation in the financial services industry; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Company’s business; deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, continuation of the historically low short-term interest rate environment, and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
Formation of Holding Company
On April 24, 2008, the Company consummated its acquisition of 100% of the outstanding shares of Merchants & Marine Bank (the “Bank”) common stock pursuant to the terms of an Agreement and Plan of Share Exchange, dated as of February 5, 2008, by and between the Company and the Bank. In connection with the Share Exchange, the holders of Bank common stock exchanged their shares of Bank common stock for a like number of shares of Company common stock. Following consummation of the Share Exchange, the Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve Bank. The common stock of the Bank constitutes substantially all of the assets of the Company. The Company has no other subsidiaries and the Bank accounts for substantially all of the Company’s assets, liabilities, income and expenses.
Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. Several rating institutions have recognized the Company’s return on assets and capital strength as being among the highest on the Mississippi Coast. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the SEC, the Federal Reserve and the FDIC.

Hurricane Katrina hit the Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the challenges still facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business and staffing needs.
Katrina also had its effects on the Company’s financial statements. The Company experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature. In the last two quarters of 2007, and continuing throughout 2008 and into 2009, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and deposits growth has leveled off.
Earnings Highlights
The Company’s net income for the first quarter of 2009 was $768,000, a decrease of 45.9%, when compared to the first quarter of 2008. The Company’s net income for the first quarter of 2008 was $1,419,000, a decrease of 1.7%, when compared to the first quarter of 2007. The Company’s net income for the first quarter of 2007 was $1,716,000, an increase of 12.4% when compared to the same period in 2006. The following discussions, tables, and the accompanying financial statements presented outline the change in earnings from the first quarter of 2009, 2008 and 2007. Return on average assets was 0.7%, 1.2% and 1.4% for first quarter-end 2009, 2008 and 2007, respectively. Return on average equity was 6.3%, 11.5% and 15.8% in the first quarter of 2009, 2008 and 2007, respectively. Earnings per share were $0.58 in the first quarter of 2009, compared to $1.07 in the first quarter of 2008 and $1.29 in the first quarter of 2007.
Earning Assets
A detailed comparison of the Company’s average earning assets for the first quarter of 2009, 2008 and 2007 is presented in Table 1 of this report. The Company’s earning assets include loans, investments, and federal funds sold. Average earning assets for the first quarter of 2009 totaled $398,505,000, compared to $411,890,000 and $444,135,000 at quarter-end 2008 and 2007, respectively. The decrease is a result of the decline in deposits balances that has occurred. Average net loans decreased by $245,000 and $877,000 in first quarter of 2009 and 2008, respectively, compared to an increase of $31,170,000 in the first quarter of 2007. Average securities decreased by $5,560,000, $42,068,000 and $42,066,000 in the first quarters of 2009, 2008 and 2007, respectively. Average federal funds sold decreased by $7,580,000, or 17.7% in the first quarter 2009, compared to increases by $10,710,000, or 33.4%, and $4,872,000, or 17.9%, in the first quarter of 2008 and 2007.

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
A bank’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest earning asset yields and interest bearing liability costs and the percentage of interest earning assets funded by interest bearing liabilities. The net margin, on a tax equivalent basis, was 3.5%, 3.6%, and 3.9% in the first quarters of 2009, 2008, and 2007, respectively. The decreases in 2009 and 2008 are attributable to the decrease in volumes and rates of return on interest earning assets compared to 2007. Tax equivalent net interest income decreased in 2009 and 2008 by 8.3% and 14.9%, respectively, compared to an increase of 8.6% in the first quarter of 2007. This contraction was principally a result of the actions undertaken by the Federal Open Market Committee (“FOMC”) from September 2007 to December 2008 to significantly reduce market interest rates to historically low levels.
Average net loans decreased by 0.1% and 0.4% in the first quarter of 2009 and 2008, respectively, and loan interest income decreased by 10.9% and 4.4%, respectively, in the same period. This is compared to increases in average net loans of 18.0% and loan interest income of 36.3% in the first quarter of 2007. Loan yields dropped by 82 and 32 basis points in the first quarter of 2009 and 2008, respectively, while loan yields in the first quarter of 2007 increased by 107 basis points. Yields on average taxable securities in the first quarter of 2009 equaled 4.4% in the first quarter of 2009, compared to 4.9% in the first quarter of 2008 and 2007. Interest earned on average taxable securities declined by $317,000, or 16.2% and by $486,000, or 19.9% in the first quarter of 2009 and 2008, respectively, due to decreased volumes. Interest income on taxable securities increased as market rates were higher for the first quarter of 2007. Yields and income on average tax-exempt securities remained relatively unchanged in the first quarter of 2009 compared to the same period of 2008. The average volume of all securities in the first quarter of 2009, 2008, and 2007 decreased by 3.4%, 20.3%, and 16.8% respectively. Total securities income decreased by 15.4% in the first quarter of 2009, as a result of lower volumes and lower rates earned. The average balance of federal funds sold decreased in the first quarter of 2009 by 17.7% compared to an increase of 33.4% for the first quarter of 2008 when compared to the same period of 2007. Income from these funds decreased by 94.5% in the first quarter of 2009, as a result of the decreased volumes and the 285 basis points drop in rates earned.
The Company experienced an unusual growth in deposits following Hurricane Katrina. Total average interest bearing liabilities decreased by 5.7% in the first quarter of 2009, compared to increases of 27.0% and 2.6% in the first quarters of 2008 and 2007, respectively. Rates paid on these funds decreased 78 basis points and 77 basis points in the first quarter of 2009 and 2008, respectively, compared to an increase of 102 basis in the first quarter of 2007. The decrease in rates paid on these funds and the decreased volumes resulted in a decrease in interest expense of $710,000 for the first quarter of 2009. The increase in volumes offset by the decrease in rates paid resulted in a decrease of $44,000 for the first quarter of 2008. The increase in rates paid along with the increased volumes resulted in an increase in interest expense of 47.4% in the first quarter of 2007. Interest bearing checking, money market fund, and savings average balance decreased by 11.8% in the first quarter of 2009. This decrease is primarily a result of losing a public fund depository that is subject to bid. Interest bearing checking, money market funds, and savings accounts average balances increased by 37.1% for the first quarter of 2008, compared to a decrease of 1.6% for the first quarter of 2007. Interest expense decreased by 46.1% in the first quarter of 2009, 17.3% in the first quarter of 2008, and 17.1%

for the first quarter of 2007. Average time deposit balances increased by 11.9%, 10.4%, and 15.8% in the first quarters of 2009, 2008, and 2007, respectively. The average rate paid on these funds was 3.2% for the first quarter of 2009, compared to 4.3% for the first quarters of 2008 and 2007. Interest expense on time deposits decreased by 17.3% in the first quarter of 2009, because of lower rates paid. Interest expense increased by 10.7% and 39.1% in the first quarters of 2008 and 2007, respectively, as a result of increased rates paid and increases in volumes. Average federal funds purchased and securities sold under agreements to repurchase decreased by 32.2% in the first quarter of 2009, compared to an increased of 28.7% in the first quarter of 2008, and compared to a decrease of 19.3% in the first quarter of 2007. Rates on these funds decreased by 257 basis points in the first quarter 2009, while rates remained constant at 2.9% in the first quarter of 2008 and 2007. Interest expense decreased by 92.9% in the first quarter 2009, due to lower rates and volumes, compared to an increase in the first quarter of 2008 of 28.4% as a result of higher volumes. Tables 1 and 2 provide more information on the Company’s net interest income and rate and volume variances.
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
The Company uses an earnings forecast model that simulates multiple interest rate scenarios and the effects on the Bank’s net margin, in addition to using traditional gap tables. The model analyzes the earnings risk by revealing the probability of reaching future income levels based on balance sheet changes caused by interest rate fluctuations. The model and traditional gap analysis indicate the Company is liability sensitive, which means that in a falling rate environment, the Company’s net interest margin should increase. See Table 14 for a detailed analysis of the Company’s interest rate sensitivity.
The Company’s operations are not ordinarily impacted by inflationary factors. However, because the Company’s assets are largely monetary in nature its operations are subject to changes in interest rates.
Loans
One of the largest components of the Company’s earning assets is its loan portfolio. Loans are the highest yielding asset category and also contain the largest amount of risk.
Average loans, net of unearned income, as a percentage of average earning assets, was 50.9%, 49.4% and 46.0% for the first quarters of 2009, 2008 and 2007 respectively. The average loan to deposit ratio was 54.3% at the end of the first quarter of 2009, 52.1% at end of the first quarter of 2008, and 46.9% at the end of the first quarter of 2007. Average net loans decreased by 0.1% and 0.4% in the first quarter of 2009 and 2008, respectively, and loan interest income decreased by 10.9% and 4.4%, respectively, in the same periods. This is compared to increases in average net loans of 18.0% and loan interest income of 36.3% in the first quarter of 2007.

Loan growth in the real estate portfolio resulted in an increase in loans secured by real estate from $119,230,000 at first quarter-end 2007, to $124,679,000 at first quarter-end 2008 and $136,680,000 at first quarter-end 2009. Commercial and industrial loans and loans to municipal and local governments totaled $27,648,000, $31,804,000 and $33,605,000 at first quarter-end 2009, 2008 and 2007, respectively. Consumer loans totaled $35,527,000 at first quarter-end 2009, compared to $40,067,000 at first quarter-end 2008, and $39,190,000 at first quarter-end 2007. Other loans at first quarter-end 2009 decreased slightly when compared to the same period in 2008.
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
The allowance to total loans was 1.5% at first quarter-end 2009, 2008 and 2007.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio that have not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. The Company’s management has determined that the balance of the allowance for loan losses is adequate to cover potential future losses. If economic conditions deteriorate beyond management’s current expectations, an increase to the provision for loan losses may be necessary. See Tables 8 and 9 for a detailed analysis of the Company’s allowance for loan losses.
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
The Company establishes the allocated amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). The allocation for unique loans is done primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. Management estimates losses on impaired loans based on estimated cash flows at the loan’s original effective interest rate or the underlying collateral value. Estimated loss ratios are also assigned to our consumer portfolio. However, the estimated loss ratios for these homogenous loans are based on the historical loss rates of the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

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
The resulting ALL balance is then tested by comparing the balance in the allowance account to historical trends and peer information. Management then evaluates the result of the procedures performed, including the testing results, and concludes on the appropriateness of the balance of the ALL in its entirety. The Company’s independent loan reviewer and the audit committee of our board of directors review the assessment prior to the filing of quarterly financial information.
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
Management believes the reserve is adequate at this time, based on a review of the portfolio and discussions with regulatory officials. If economic conditions deteriorate beyond management’s current expectations for the ALL, an increase to the provision for loan losses may be necessary.
The Company does not use derivatives and therefore no allowance for such instruments is made on the Company’s financial statements.
Asset Quality
Non-performing assets include non-accruing loans that are 90 days or more past due and other real estate acquired through foreclosure or property purchased by the Company for future bank expansion.
Total non-performing assets totaled $2,115,000, $842,000, and $971,000 at first quarter-end 2009, 2008, and 2007, respectively. Non-performing assets, as a percentage of total loans, were 1.03% at first quarter-end 2009, 0.4% at first quarter-end 2008, and 0.5% at first quarter-end 2007. Non-accrual loans and accruing loans over 90 days past due totaled $1,879,000, or 0.9% of total loans, $713,000, or 0.04% of total loans, and $782,000, or 0.4% of total loans at first quarter-end 2009, 2008, and 2007, respectively. Other real estate totaled $236,000 or 0.1% of total loans, $129,000, or 0.05% of total loans at first quarter-end 2008, and $189,000, or 0.01% of total loans, at first quarter-end 2007. See Table 10 for additional information concerning the Company’s non-performing assets.

Securities Available for Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets and had book values totaling $148,852,000, $168,028,000, and $224,855,000, for the first quarter-end 2009, 2008, and 2007, respectively. As previously mentioned, the large increase in securities is a result of increases in deposits resulting from Hurricane Katrina. Management believed many of these funds would be short term in nature, and in the last two quarters of 2007 and throughout the year 2008 and into 2009, as businesses and homes in the Company’s market have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and a leveling in deposits has occurred.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available for sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affording the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and intermarket spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains net of taxes of $4,000 and $49,000 and unrealized losses net of taxes of $50,000 were included in stockholders’ equity at first quarter-end 2009, 2008 and 2007, respectively. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs.
Yields on average taxable securities equaled 4.4% in the first quarter of 2009, compared to 4.9% in the first quarter of 2008 and 2007. Interest earned on average taxable securities declined by 16.2% and 19.9% in the first quarter of 2009 and 2008, respectively, due to decreased volumes. Interest income on taxable securities increased as market rates were higher for the first quarter of 2007. Yields and income on average tax-exempt securities remained relatively unchanged in the first quarter of 2009 compared to the same period 2008. The average volume of all securities in the first quarter of 2009 and 2008 decreased by 3.4% and 20.3%, respectively, and total securities income decreased by 15.4% as a result of lower volumes and lower rates earned. The decrease in volumes in attributed to deposit decreases that have taken place in recent years. The average balance of federal funds sold decreased in the first quarter of 2009 by 17.7% compared to an increase of 33.4% for the first quarter of 2008 when compared to the same period of 2007. Income from these funds decreased by 94.5% in the first quarter of 2009, as a result of the decrease volumes and the 285 basis points drop in rates earned. The decrease in volumes in the first quarter of 2009 is a result of decreased deposits.
The Federal Reserve began raising short term rates in 2004 and continued this trend through July of 2006. Rates remained unchanged until August of 2007 when the Open Market Committee began reducing rates, with ten reductions from that time to the end of 2008. See Tables 4 and 5 for more information about the Company’s securities portfolio composition yields and maturity distributions.

Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings, and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits decreased by 4.2%, 10.5% and 0.01% at first quarter-end 2009, 2008 and 2007, respectively. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
Liquidity
Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost-effective manner. The Company closely monitors its liquidity position to ensure it has ample funds available to meet its obligations. The Company relies on maturing loans and investments, federal funds and its core deposit base to fund its day-to-day liquidity needs. By monitoring asset and liability maturities and the levels of cash on hand, the Company is able to meet expected demands for cash. The Company also has access to federal fund lines at correspondent banks and to an inventory of readily marketable government securities.
Average federal funds purchased and securities sold under agreement to repurchase represents 3.5%, 4.9%, and 3.5% of total average deposits for the years 2009, 2008, and 2007, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Off Balance Sheet Arrangements
As of March 31, 2009, the Company had unfunded loan commitments outstanding of $17,471,000 and outstanding standby letters of credit of $186,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds.
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
Risk-Based Capital/Stockholders’ Equity
The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 21.4% at quarter-end 2009, 19.1% at quarter-end 2008, and 18.9% at quarter-end 2007. Tier 1 risk-based was 20.1% at quarter-end 2009, 19.1% at quarter-end 2008, compared to 17.7% at quarter-end 2007. The leverage ratio at quarter-end 2009 was 11.5%, at quarter-end 2008 10.1%, and 8.9% at quarter-end 2007.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.
Stockholders’ equity to total assets at first quarter-end 2009, 2008, and 2007 was 10.9%, 10.1%, and 8.4%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, commissions, charges, and other fees. Service charges on deposit accounts income decreased by 12.2% in the first quarter 2009 compared to, increases by 7.1% and 27.4% in the first quarter of 2008 and 2007, respectively. These fees are generated from customer accounts and are affected by the number of accounts, and the balances of accounts subject to service charges. Miscellaneous income at first quarter-end 2009 decreased by 21.0% compared to an increase of 25.7% at quarter-end 2008 and a decrease of 28.3% in the first quarter of 2007.
With deposit related costs constantly increasing, the Company continues to analyze means to increase non-interest income. The Company has revised its product pricing structure for 2009 and continues to seek new sources for additional fee income.

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
Salary and employee benefits expense increased in the first quarter of 2009 by 11.4%, compared to increases of 10.2% and 5.1% in the first quarter of 2008 and 2007, respectively. The increase is attributed to increases in staffing levels, employee raises, and health insurance premiums. Occupancy and equipment expense increased by 15.5% in the first quarter 2009, compared to a decrease of 2.7% in the first quarter 2008, and compared to an increase of 32.4% in the first quarter of 2007. The increase in 2009 is attributable to the depreciation of several of the Company’s branches that have been remodeled.
Miscellaneous expenses decreased by 14.9% when comparing first quarter-end 2009 to 2008.
Recently, the FDIC finalized its deposit insurance assessment rates for 2009. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs for 2009 will be significantly higher for all insured depository institutions. We anticipate our insurance costs to increase in 2009 and our deposit assessment rate will increase from approximately ten basis points. We also anticipate in the second quarter of 2009 a special one-time assessment from the FDIC.
Income Taxes
Income tax expense totaled $336,000, $492,000, and $794,000 for the first quarter-ended 2009, 2008, and 2007, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first quarter ended March 31, 2009, 2008, and 2007:

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest-earning assets:
Loans, net of unearned income	$203,173	$3,469	6.83%	$203,418	$3,892	7.65%	$204,305	$4,070	7.97%
Securities held to maturity:
Taxable	103,744	1,252	4.83%	138,448	1,749	5.05%	112,553	1,337	4.75%
Exempt from Federal income tax	9,465	82	3.47%	9,049	79	3.49%	9,871	79	3.20%
Securities available for sale:
Taxable	46,886	391	3.34%	18,158	211	4.65%	85,299	1,109	5.20%
Federal funds sold and securities pur- chased under agree- ments to resell	35,237	18	0.20%	42,817	326	3.05%	32,107	410	5.11%

Total interest-earning assets	$398,505	$5,212	5.23%	$411,890	$6,257	6.08%	$444,135	$7,005	6.31%
Non interest-earning assets:
Cash and due from banks	18,069			27,664			32,473
Bank premises and equipment	17,765			14,954			13,164
Other assets	13,742			14,061			13,338
Allowance for possible loan losses	(3,093)			(3,101)			(3,100)

Total assets	$444,988			$465,468			$500,010

TABLE 1 (continued)
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES (continued)
(Dollars in Thousands)

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Liabilities
Interest-bearing liabilities:
INT DDA, MMF & Savings	$177,883	$464	1.04%	$201,687	$860	1.71%	$147,148	$1,038	2.82%
Time deposits	111,515	879	3.15%	99,572	1,063	4.27%	90,219	960	4.26%
Federal funds purchased, securities sold under agreements to repur- chase and other short- term borrowings	13,199	10	0.30%	19,481	140	2.87%	15,136	109	2.88%

Total interest-bearing liabilities	$302,597	$1,353	1.79%	$320,740	$2,063	2.57%	$252,503	$2,107	3.34%

Noninterest-bearing liabilities:
Deposits	84,525			89,073			198,669
Other liabilities	8,729			6,455			5,281

Total liabilities	395,851			416,268			456,453
Stockholder’s equity	49,137			49,200			43,557

Total liabilities and stockholders’ equity	$444,988			$465,468			$500,010

Net interest income/ margin-tax equivalent		$3,859	3.47%		$4,194	3.60%		$4,898	3.92%

Tax equivalent adjustment:
Loans		56			55			58
Investment securities		82			79			65
Securities available for sale
Other		—			—			—

Total tax equivalent adjustment		138			134			123

Net Interest Income		$3,721			$4,060			$4,775

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

	Quarter ended March 31,
	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$(245)	$(423)	$(668)	$(887)	$(178)	$(1,065)
Investment securities:
Taxable	(34,704)	(497)	(35,201)	25,895	412	26,307
Exempt from Federal income tax	416	3	419	(822)	—	(822)
Securities available for sale:
Taxable	28,728	180	28,908	(67,141)	(898)	(68,039)
Federal funds sold and securities purchased under agreements to resell	(7,580)	(308)	(7,888)	10,710	(84)	10,626

Total	$(13,385)	$(1,045)	$(14,430)	$(32,245)	$(748)	$(32,993)

Interest expense on:
Savings deposits	$(23,804)	$(396)	$(24,200)	$54,539	$(178)	$54,361
Time deposits	11,943	(184)	11,759	9,353	103	9,456
Federal funds purchased, and securities sold under agreements to repurchase	(6,282)	(130)	(6,412)	4,345	31	4,376

Total	$(18,143)	$(710)	$(18,853)	$68,237	$(44)	$68,193

Changes in net interest income-tax equivalent	$4,758	$(335)	$4,423	$(100,482)	$(704)	$(101,186)

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

	March 31,
	2009	2008	2007

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$56,245	$8,992	$97,058
Obligations of states and political subdivisions	—	—	—
Mortgage-backed securities	—	—	—
Other securities	72	72	—

Total securities available for sale	$56,317	$9,064	$97,058

Investment securities
U. S. Treasury and other U. S. Government agencies	$82,009	$149,590	$116,967
Obligations of states and political subdivisions	9,602	8,700	10,230
Mortgage-backed securities	—	—	—
Other securities	600	600	600

Total investment securities	92,211	158,890	127,797

Total securities available for sale and investment securities	$148,528	$167,954	$224,855

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at March 31, 2009:

	Maturing
			After		After 5 Yrs
	Within		1 Yr But		But Within
	1 Year		Within 5 Yrs		10 Yrs		After 10 Yrs.
									Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$2,003	2.40%	$41,262	2.73%	$12,959	4.36%	$—	0.00%	$56,224
Other securities	93	0.00%	—	0.00%	—	0.00%	—	0.00%	93

Total securities available for sale	$2,096	2.40%	$41,262	2.73%	$—	4.36%	$—	0.00%	$56,317

Investment securities
U.S. Treasury and other U.S. Government agencies	$5,035	3.82%	$59,974	4.71%	$17,000	4.78%	$—	0.00%	$82,009
Obligations of states and political subdivisions	1,150	4.97%	4,692	4.97%	3,760	4.88%	—	0.00%	9,602
Other securities	600		—		—		—		600

Total investment securities	$6,785	4.48%	$64,666	5.07%	$20,760	5.57%	$—	0.00%	$92,211

Total securities available for sale and investment securities	$8,881	3.50%	$105,928	3.73%	$20,760	4.56%	$—	0.00%	$148,528

At March 31, 2009, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $9.6 million and a market value of $9.9 million. The yield on obligations of states and and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES ANALYSIS

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2009				MARCH 31, 2009
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$56,238,991	$199,650	$(214,728)	$56,223,913	$82,008,699	$1,551,688	$—	$83,560,387
STATE AND MUNICIPAL SECURITIES	—	—	—	—	9,601,849	275,870	(19,570)	9,858,149
OTHER SECURITIES	71,979	21,596	—	93,575	—	—	—	—

TOTAL	$56,310,970	$221,246	$(214,728)	$56,317,488	$91,610,548	$1,827,558	$(19,570)	$93,418,536

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2008				MARCH 31, 2008
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$8,991,690	$40,850	$—	$9,032,540	$149,591,870	$2,967,324	$(12,440)	$152,546,754
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,699,992	140,415	(5,666)	8,834,741
OTHER SECURITIES	71,979	33,377	—	105,356	—	—	—	—

TOTAL	$9,063,669	$74,227	$—	$9,137,896	$158,291,862	$3,107,739	$(18,106)	$161,381,495

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2007				MARCH 31, 2007
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$97,057,857	$20,338	$(95,450)	$96,982,746	$116,967,680	$112,904	$(483,216)	$116,597,368
STATE AND MUNICIPAL SECURITIES	—	—	—	—	10,229,722	5,467	(134,156)	10,101,033
OTHER SECURITIES	—	—	—	—	—	—	—	—

TOTAL	$97,057,857	$20,338	$(95,450)	$96,982,746	$127,197,402	$118,371	$(617,372)	$126,698,401

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the first quarter indicated are shown in the following table classified by type of loans:

	2009	2008	2007

Commercial & Industrial	$27,648	$31,804	$33,605
Real Estate	136,680	124,679	119,230
Consumer Loans	35,527	40,067	39,190
Other Loans	5,486	6,528	5,473

Total Loans	$205,341	$203,078	$197,498

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of March 31, 2009 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$18,234
Over 3 months through 12 months	41,511
Over 1 year through 5 years	131,662
Over 5 years	12,055
Over 1 year but variable rate	—

Total Loans	$203,462

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended March 31,
	2009	2008	2007

Beginning Balance	$3,100	$3,100	$3,100

Charge Offs:
Commercial & Industrial	9	13	12
Real Estate	16	2	—
Consumer	117	165	122
Other	—	—	—

Total Charge Offs	142	180	134

Recoveries:
Commercial & Industrial	5	13	45
Real Estate	—	146	—
Consumer	63	72	88
Other
Total Recoveries	68	231	133

Net Charge Offs	74	(51)	1
Provision for Possible Losses	74	(51)	1

Ending Balance	$3,100	$3,100	$3,100

Total Loans Outstanding	$205,341	$203,078	$197,498

Average daily loans	$203,173	$203,418	$204,305

Percentages:	2009	2008	2007
Allowance for loan losses to end of quarter total loans	1.51%	1.53%	1.53%
Allowance for loan losses to average loans	1.53%	1.52%	1.52%
Allowance for loan losses to nonperforming assets	146.57%	368.17%	319.26%
Net charge offs to average loans	0.036%	-0.025%	0.000%

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	March 31,
	2009		2008		2007
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	6.71	$208	7.68	$238	15.7	$485
Real Estate	21.45	665	28.90	896	61.4	1,903
Consumer	48.81	1,513	23.23	720	19.7	612
Other	1.58	49	24.39	756	3.2	100
Unallocated	21.45	665	15.81	490	—	—

	100%	$3,100	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the first quarter of the years indicated.

	2009	2008	2007
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$1,879	$713	$782
Other Real Estate	236	129	189

	$2,115	$842	$971

Nonperforming Assets as % of Total Loans	1.03%	0.41%	0.48%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	0.92%	0.35%	0.39%

TABLE 11
AVERAGE DEPOSITS
(Dollars In Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended March 31,
	2009	2008	2007

Non-interest bearing deposits	$84,525	$89,073	$198,669
Interest-bearing deposits	177,883	201,687	147,148
Interest-bearing time deposits	111,515	99,572	90,219

Total	$373,923	$390,332	$436,036
TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars In Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at March 31, 2009 are summarized in the following table:

Time remaining until maturity

3 months or less	$13,402
Over 3 through 6 months	12,994
Over 6 through 12 months	26,890
Over 12 months	5,802

Total	$59,088

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at March 31, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	March	Average	Interest	Month-End
	Balance	Balance	Rate*	Balance

2009
Federal funds purchased and securities sold under agreements to repurchase	$15,665	$13,199	0.30%	$15,665

2008
Federal funds purchased and securities sold under agreements to repurchase	$36,225	$19,481	2.87%	$36,225

2007
Federal funds purchased and securities sold under agreements to repurchase	$20,173	$15,136	2.88%	$20,173

*	On daily average balance

TABLE 14
INTEREST SENSITIVITY
(Dollars In Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of March 31, 2009, based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$18,234	$41,511	$131,662	$12,055	$203,462
Investment securities	4,940	1,845	64,666	20,760	92,211
Securities available for sale	2,096	—	41,262	12,959	56,317
Federal funds sold and securities purchased under agreements to resell	54,325	—	—	—	54,325

Total interest-earning assets	79,595	43,356	237,590	45,774	406,315
Non-interest-earning assets	—	—	—	47,224	47,224

Total assets	$79,595	$43,356	$237,590	$92,998	$453,539

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$68,033	$33,097	$82,743	$—	$183,873
Time deposits	28,067	68,088	14,944	—	111,099
Federal funds purchased, and securities sold under agreements to repurchase	15,665	—	—	—	15,665

Total interest-bearing liabilities	111,765	101,185	97,687	—	310,637
Non-interest-bearing deposits	17,871	—	57,018	10,212	85,101
Other liabilities	—	—	—	8,499	8,499
Stockholders’ equity	—	—	—	49,302	49,302

Total liabilities and stockholders’ equity.	$129,636	$101,185	$154,705	$68,013	$453,539

Interest sensitive gap	$(50,041)	$(57,829)	$82,885	$24,985
Cumulative interest sensitive gap	$(50,041)	$(107,870)	$(24,985)	$—
Cumulative interest sensitive gap as a percent of total assets	-11.03%	-23.78%	-5.51%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of March 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
		ONE TO	THREE TO
	ONE YEAR	THREE	FIVE	OVER FIVE
	OR LESS	YEARS	YEARS	YEARS	TOTAL

Deposits without a stated maturity	$107,590	$18,828	$129,108	$13,448	$268,974
Consumer certificates of deposit	96,155	10,239	4,705	—	111,099
Federal funds borrowed & repurchase agreements	15,665	—	—	—	15,665
Operating leases					—
Purchase obligations	—	—	—	—	—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of March 31, 2009:

		ONE TO	THREE TO	OVER
	ONE YEAR	THREE	FIVE	FIVE
	OR LESS	YEARS	YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$6,262	$1,690	$—	$—	$7,952
Residential real estate	3,862	396	—	—	4,258
Revolving home equity and credit card lines	—	—	—	—	—
Other	5,250	11	—	—	5,261
Standby letters of credit	186	—	—	—	186

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
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3: Defaults Upon Senior Securities
None
Item 4. Submission of Matter to a Vote of Security Holders
None
Item 5: Other Information
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

MERCHANTS & MARINE BANCORP, INC.
Date: May 15, 2009	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ S. M. Dickson
S. M. Dickson, Executive Vice President
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.