Form 10-Q
period 2009-06-30
Merchants & Marine Bancorp, Inc.
filed 2009-08-14
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 13, 2009, 1,330,338 shares of Common Stock were outstanding.

Part 1. Financial Information

Item 1.	Financial Statements
MERCHANTS & MARINE BANCORP, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks (non-interest bearing)	$16,630,488	$18,065,881
Federal funds sold	26,622,000	11,039,000
Securities:
Available for sale, at market value	55,836,483	30,239,874
Held to maturity, at amortized cost	109,775,599	146,509,925
Non-marketable equity securities	900,060	600,060
Loans, less allowance for loan losses of $3,100,000 and $3,100,000, respectively	207,565,919	198,382,586
Property and equipment, net of depreciation	17,466,175	17,750,116
Other real estate owned	100,657	235,659
Accrued income	2,387,566	3,086,533
Other assets	11,219,859	10,373,486

TOTAL ASSETS	$448,504,806	$436,283,120

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$85,533,510	$80,738,441
Interest bearing demand, savings, money market, and other time	291,683,879	286,506,672

Total deposits	377,217,389	367,245,113
Federal funds purchased and securities sold under agreements to repurchase	12,091,483	10,916,967
Accrued expenses and other liabilities	9,531,982	9,060,161

Total liabilities	398,840,854	387,222,241

Stockholders’ Equity:
Common stock — $2.50 par value; 5,000,000 shares authorized; 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	34,911,966	34,045,240
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	(48,043)	215,610
Unrealized (loss) on defined benefit pension plan	(3,025,816)	(3,025,816)

Total stockholders’ equity	49,663,952	49,060,879

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$448,504,806	$436,283,120

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$3,471,153	$3,635,842	$6,940,453	$7,527,784
Interest on investment securities:
Taxable	1,342,109	2,100,962	2,986,019	4,067,372
Exempt from federal income tax	109,001	71,758	190,657	150,622
Interest on federal funds sold	18,064	220,912	35,638	547,247

Total interest income	4,940,327	6,029,474	10,152,767	12,293,025

Interest Expense:
Interest on deposits	1,315,845	1,710,739	2,658,636	3,634,017
Interest on federal funds purchased and securities sold under agreements to repurchase	12,154	89,017	21,799	229,389

Total interest expense	1,327,999	1,799,756	2,680,435	3,863,406

Net interest income	3,612,328	4,229,718	7,472,332	8,429,619
Provision for loan losses	60,493	123,569	134,883	72,363

Net interest income after provision for loan losses	3,551,835	4,106,149	7,337,449	8,357,256

Non-Interest Income:
Service charges	1,023,620	1,039,445	1,968,864	2,115,309
Miscellaneous	629,220	851,212	1,103,521	1,451,770

Total non-interest income	1,652,840	1,890,657	3,072,385	3,567,079

Non-Interest Expense:
Salaries and employee benefits	1,822,964	1,646,425	3,875,107	3,489,189
Premises	800,597	700,345	1,562,637	1,360,430
Miscellaneous	1,268,237	1,936,672	2,554,986	3,450,052

Total non-interest expense	3,891,798	4,283,442	7,992,730	8,299,671

Income before income taxes	1,312,877	1,713,364	2,417,104	3,624,664

Provision for income taxes	500,407	658,939	836,144	1,150,878

NET INCOME	$812,470	$1,054,425	$1,580,960	$2,473,786

NET INCOME PER COMMON SHARE	$0.61	$0.79	$1.19	$1.86

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net income	$812,470	$1,054,425	$1,580,960	$2,473,786

Other comprehensive income, net of tax:

Unrealized holding (losses) arising during period	(52,345)	(188,811)	(263,653)	(169,569)

Comprehensive income	$760,125	$865,614	$1,317,307	$2,304,217

MERCHANTS & MARINE BANCORP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Six Months Ended June 30

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,580,960	$2,473,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	710,330	576,492
Provision for loan losses	134,883	56,701
Write-down of other real estate owned	80	33,552
Net premium amortization (discount accretion)	21,782	15,841
Reinvested earnings on securities	(40,944)	(61,649)
Decrease in accrued income receivable	698,967	18,849
Increase (decrease) in interest payable	(105,978)	185,556
Noncash charitable contribution	—	310,000
(Gain) on disposition of property and equipment	(27,500)	(356,283)
(Gain) on disposition of securities	—	(117,392)
Net change in other assets and liabilities	217,283	(465,171)

Net Cash Provided by Operating Activities	3,189,863	2,670,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold	(15,583,000)	4,283,000
Purchase of securities available for sale	(52,262,575)	(26,079,750)
Proceeds from maturities of securities available for sale	26,275,000	38,045,413
Purchase of securities held to maturity	(60,207,613)	(89,937,077)
Proceeds from maturities of securities held to maturity	96,952,593	60,113,333
Purchase of other equity securities	(300,000)	—
Net (increase) decrease in loans	(9,338,294)	7,542,857
Purchase of property and equipment	(426,389)	(1,698,744)
Proceeds from sale of property and equipment	182,500	140,000

Net Cash (Used) in Investing Activities	(14,707,778)	(7,590,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,972,276	20,043,840
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,174,516	(5,794,135)
Dividends paid to stockholders	(1,064,270)	(1,064,270)

Net Cash Provided by Financing Activities	10,082,522	13,185,435

Net Increase (Decrease) in Cash and Due from Banks	(1,435,393)	8,264,749

Cash and Due From Banks, Beginning	18,065,881	20,268,465

Cash and Due From Banks, Ending	$16,630,488	$28,533,214

MERCHANTS & MARINE BANCORP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Six Months Ended June 30, 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.
Interim Financial Statements.
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bancorp, Inc.’s 2008 Annual Report to Shareholders.
December 31, 2008 Balance Sheet Presentation.
The condensed balance sheet at December 31, 2008 has been taken from the audited balance sheet at that date.
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
2. SHARE EXCHANGE.
At its annual meeting of shareholders, held on April 3, 2008, Merchants & Marine Bank’s shareholders approved an Agreement and Plan of Share Exchange. Pursuant to this agreement, all of the outstanding shares of the Bank’s common stock were automatically exchanged for shares in Merchants & Marine Bancorp, Inc., a Mississippi bank holding company. At the completion of the exchange, the Bank became a wholly-owned subsidiary of the holding company.
The financial information presented in these financial statements for the six months ended June 30, 2009 and the six months ended June 30, 2008 includes the consolidated data of both the bank and the holding company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, those described in the Company’s Annual Report on Form 10-K for the year ended December 31 2008 and without limitation, (i) the Company’s ability to effectively execute its business plans; (ii) greater than anticipated deterioration or lack of sustained growth in the national or local economies, (iii) rapid fluctuations or unanticipated changes in interest rates; (iv) continuation of the historically low short-term interest rate environment; (v) increased competition with other financial institutions in the markets that the Company serves; (vi) continuing consolidation in the financial services industry; (vii) losses, customer bankruptcy, claims and assessments; (viii) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy; and (ix) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
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

Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured Bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation and Bauer Financial has given the Bank a 5-Star rating for the 64th consecutive quarter indicating that Merchants & Marine Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the SEC, the Federal Reserve and the FDIC.
Hurricane Katrina hit the Gulf Coast on August 29, 2005. Katrina’s widespread devastation has been felt in the years since the disaster and will likely be felt for years to come. Some of the many challenges facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business and staffing needs.
Katrina also had its effects on the Company’s financial statements. The Company experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature. Beginning in the last two quarters of 2007, throughout 2008 and continuing into the first two quarters of 2009, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and deposits growth has leveled off.
Earnings Highlights
The Company’s net income for the second quarter of 2009 was $812,000, a decrease of 22.9% from $1,054,000 for the second quarter of 2008. Year-to-date net income at June 30, 2009 was $1,581,000, compared to $2,474,000 for the same period of 2008, a decrease of 36.1%. The following discussions, tables, and the accompanying financial statements outline the change in earnings from the first two quarters of 2009, 2008 and 2007. Return on average assets for the first two quarters of 2009 was 0.7%, compared to 1.0% for the same period of 2008, and 1.3% for the same period 2007. Return on average equity was 6.4%, 10.0% and 14.9% in the first two quarters of 2009, 2008 and 2007, respectively. Year to date earnings per share in the first six months of 2009, 2008 and 2007 were $1.19, $1.86 and $2.48, respectively.
Earning Assets
A detailed comparison of the Company’s average earning assets for the second quarter of 2009, 2008, and 2007 is presented in Table 1 of this report. The Company’s interest-earning assets include loans, investments, and federal funds sold. Average earning assets for the first two quarters of 2009 totaled $404,456,000 compared to $422,628,000 in 2008 and $451,144,000 for the same period in 2007. The decrease in average earning assets in 2009 is a result of decreases in deposits, which results in fewer funds available for loans and investments. Average net loans increased by $4,715,000 in the first two quarters of 2009, compared to a decrease of $1,693,000 for the same period in 2008, and an increase of $26,119,000, or 14.8%, in the first two quarters of 2007. Average securities decreased by $18,901,000, or 10.5%, in 2009, compared to a decrease of $39,663,000, or 18.1%, and $32,651,000, or 12.9%, at second quarter-end June 30, 2008 and 2007, respectively. Average federal funds sold increased by $3,986,000, or 9.4% in 2009, compared to an increase of $12,840,000, or 43.3%, at second quarter-end 2008, and $7,072,000, or 31.3%, at second quarter-end 2007.

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
A Company’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest-earning asset yields and interest-bearing liability costs and the percentage of interest-earning assets funded by interest-bearing liabilities. The net margin, on a tax equivalent basis, was 3.3%, 3.5% and 3.7% for the second quarter of 2009, 2008 and 2007, respectively. The decreases in 2009 and 2008 are attributable to the decreases in volumes and rates of return on interest earning assets compared to 2007. Tax equivalent net interest income decreased in the first two quarters of 2009 and 2008 by 13.1% and 10.1%, respectively, compared to an increase of 4.8% in the first two quarters of 2007. This contraction was principally a result of the actions undertaken by the Federal Open Market Committee (“FOMC”) from September 2007 to December 2008 to significantly reduce market interest rates to historically low levels.
Average net loans increased by 2.3% in the first two quarters of 2009 compared to a decrease of 0.8% in the first two quarters of 2008, and an increase of 14.8%, in the first two quarters of 2007. In the first two quarters of 2009 and 2008, loan interest income decreased by 7.8% and 4.9%, compared to an increase of 26.6% in the first six months of 2007. Loan yields were 6.8%, 7.5% and 7.8% in the first two quarters of 2009, 2008 and 2007, respectively. The changes in loan yields are related to market conditions. Loan yields respond to many factors, including cuts in the prime interest rate, Federal Reserve rate reductions, and competition. Yields on average taxable securities equaled 4.5% in the first two quarters of 2009 compared to 4.9% in both the first two quarters of 2008 and 2007, due to decreased interest earnings. Yields on tax-exempt securities decreased by 22 basis points as maturing securities were reinvested in lower earning rate securities. The average volume of all securities decreased by 10.5%, 18.2% and 12.9%, in the first two quarters of 2009, 2008 and 2007, respectively. The decrease in volumes of securities is directly related to decreases in deposits during the same periods. Total securities income decreased by 24.7%, 21.8% and 0.3% in the first two quarters of 2009, 2008 and 2007, respectively. The average balance of federal funds sold decreased by $3,986,000 for the second quarter of 2009 and increased by $12,840,000 for the second quarter of 2008 compared to an increase of $7,072,000, or 31.3%, for the second quarter of 2007. Income from these funds decreased by 93.4% and 29.1% in the first two quarters of 2009 and 2008, respectively, compared to an increase of 51.5% in the first two quarters of 2007. The decreases in 2009 and 2008 income were due to lower rates earned. The increase of 51.5% in the first two quarters of 2007 was a result of increased rates earned.
The Company is experiencing a leveling of deposits after a surge in deposits following Hurricane Katrina. Total average interest bearing liabilities decreased by 1.7% and 1.3% in the first two quarters of 2009 and 2008, respectively, compared to an increase of 10.2% in 2007. Rates paid on these funds decreased by 75 and 52 basis points in the first two quarters of 2009 and 2008, respectively, compared to an increase of 75 basis points in 2007. The decrease in the rates paid on these funds resulted in a decrease in interest expense of $1,183,000 for the first two quarters of 2009 and a decrease of $845,000 for the first two quarters of 2008. The increase in rates paid along with increased volumes resulted in an increase in interest expense of 46% in the first two quarters of 2007. Interest-bearing checking, money market funds, and savings accounts average balances decreased by 3.9% and 10.0% for the second quarter of 2009 and 2008, respectively, compared to an increase of 11.7% for the second quarter of 2007. Interest expense decreased by 38.3% and 33.7%, in the first two quarters of 2009 and 2008, respectively, compared to an increase of 51.5% for the first two quarters 2007. Average time deposit balances increased by 10.3%, 14.8% and 9.0% in the first two quarters of 2009, 2008 and 2007, respectively. The average rate paid on these funds was 3.0%, 4.1% and 4.9% for the first two quarters of 2009, 2008 and 2007, respectively. Interest expense on time deposits decreased by 17.7% and 5.0% in the first two quarters of 2009 and 2008, respectively, compared to an increase of 44.8% in the first two quarters of 2007. Even though balances of these funds increased in the first two quarters of 2009 and 2008, the interest expense decreased as a result of lower rates paid. Average federal funds purchased and securities sold under agreements to repurchase decreased by 38.0% in the first two quarters of 2009, compared to increases of 19.7%, and 0.5% for the first two quarters of 2008 and 2007, respectively. Interest expense decreased by 90.3% or 180 basis points, in the first two quarters of 2009, due to lower rates paid and volumes. Interest expense remained flat in 2007 compared to 2006, but increased by 54.7% in the first two quarters 2008, due to higher volumes and rates. Tables 1 and 2 provide more information on the Company’s net interest income and rates.

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
Average loans, net of unearned income, as a percentage of average earning assets was 50.8%, 47.5% and 44.9% for the first two quarters of 2009, 2008 and 2007, respectively. The average loan-to-deposit ratio was 54.2%, 50.4% and 46.1% at June 30, 2009, 2008 and 2007, respectively. Average net loans increased by $4,715,000 or 2.3%, at June 30, 2009 compared to June 30, 2008, and decreased by $1,693,000, or 0.8%, at June 30, 2008 compared to June 30, 2007. Average net loans increased by $26,119,000, or 14.8%, at June 30, 2007 compared to June 30, 2006.
Loan growth in the real estate portfolio resulted in an increase in loans secured by real estate from $122,868,000 at second quarter-end 2008, to $141,329,000, at second quarter-end 2009. Real estate loans decreased by $240,000 at second quarter-end 2008 compared to second quarter-end 2007. Commercial and industrial loans and loans to municipal and local governments totaled $31,502,000, $34,230,000 and $39,033,000 at the second quarter-end 2009, 2008 and 2007, respectively. Consumer loans decreased from $41,000,000 and $39,458,000 at second quarter-end 2007 and 2008, respectively, to $37,835,000 at second quarter-end 2009. See Tables 6 and 7 for a comparison of the loan portfolio’s composition and maturity breakdown.

Allowance for Loan Losses
Historical losses, trends and management’s opinion of the adequacy of the allowance for loan losses (ALL) determine the allocations made to the loan loss reserve. Management considers the following factors in determining the adequacy of the allowance: (1) periodic reviews of individual credits, (2) gross and net charge-offs, (3) loan portfolio growth, (4) historical levels of the allowance to total loans, (5) the value of collateral securing loans, (6) the level of past due and non-accruing loans, and (7) current and future economic conditions and their potential impact on the loan portfolio.
The allowance to total loans was 1.5% at second quarter-end 2009, 1.6% at second quarter-end 2008, and 1.5% at second quarter-end 2007.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio and are yet to be identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. Company management has determined that the balance of the ALL is adequate to cover potential future losses. The provision for loan losses totaled $135,000, $72,000 and $216,000 for the first two quarters of 2009, 2008, and 2007, respectively. If economic conditions deteriorate beyond management’s current expectations, an increase to the provision for loan losses may be necessary. See Tables 8 and 9 for a detailed analysis of the Company’s allowance for loan losses.
Critical Accounting Policies
The accounting principles the Company follows and our methods of applying these principles conform to accounting principles generally accepted in the United States and general practices within the banking industry. In connection with the application of those principles to the determination of the Company’s ALL, the Company has made judgments and estimates, which have significantly impacted our financial position and results of operations.
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
Total non-performing assets totaled $2,940,000, $822,000 and $999,000 at June 30, 2009, 2008 and 2007, respectively. Non-performing assets, as a percentage of total loans, were 1.5% at June 30, 2009, 0.4% at June 30, 2008 and 0.5% at June 30, 2007. Non-accrual loans and accruing loans over 90 days past due totaled $2,839,000, or 1.4% of total loans, $692,000 or 0.4% of total loans, and $798,000, or 0.4% of total loans at June 30, 2009, 2008 and 2007, respectively. Other real estate totaled $101,000, or 0.1% of total loans at June 30, 2009, $130,000, or 0.1% of total loans at June 30, 2008, and $201,000, or 0.1% of total loans at June 30, 2007. See Table 10 for additional information concerning the Company’s non-performing assets.

Securities Available-for-Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets. Securities had book values totaling $166,512,000, $201,132,000 and $230,889,000, for the second quarter-end 2009, 2008, and 2007, respectively. As previously mentioned, the large variation in the dollar volume of securities carried is due to fluctuations in deposits following Hurricane Katrina. Management believed many of the funds would be short term in nature, and in the last two quarters of 2007, throughout 2008 and continuing into 2009, as businesses and homes in the Company’s market have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and a leveling in deposits has occurred.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available-for-sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affords the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and intermarket spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized losses net of taxes of $48,000, $140,000 and $95,000 were included in stockholders’ equity at second quarter-end 2009, 2008 and 2007, respectively. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs.
Yields earned on average taxable securities equaled 4.5% in the second quarter of 2009, compared to 4.9% in both the second quarter of 2008 and 2007. Yields on tax-exempt securities decreased by 22 basis points in the second quarter of 2009 compared to the same prior year period, as maturing securities were reinvested in lower earning rate securities. The average volume of all securities decreased by 20.6%, 18.2% and 12.9%, in the first two quarters of 2009, 2008 and 2007, respectively. The decrease in volumes of securities is directly related to decrease in deposits during the same periods. Total securities income decreased by 24.7%, 21.8% and 0.3% in the first two quarters of 2009, 2008 and 2007, respectively. The decreases are attributed to lower volumes. The average balance of federal funds sold decreased by $3,986,000, or 9.4%, at second quarter-end 2009, and increased by $12,840,000, or 43.3%, at second quarter-end 2008, and $7,072,000, or 31.3%, at second quarter-end 2007. Income from these funds decreased by 93.4% and 29.1% in the first two quarters of 2009 and 2008, respectively, compared to an increase of 51.5% in the first two quarters of 2007. The decrease in 2009 and 2008 income is due lower rates earned. The increase of 51.5% in the first two quarters of 2007 was a result of an increase in rates earned.
See Tables 3, 4 and 5 for more information about the Company’s securities portfolio composition yields and maturity distributions.

Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings, and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits decreased by $19,670,000, or 4.9%, and $41,067,000, or 9.3%, for second quarter-end 2009 and 2008, respectively. Average total deposits increased by $2,052,000, or 1.2%, when comparing second quarter- end 2007 to 2006. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
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
Average federal funds purchases and securities sold under agreement to repurchase represented 3.5%, 5.3% and 4.1% of total average deposits for the second quarter-end 2009, 2008 and 2007, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Off-Balance Sheet Arrangements
As of June 30, 2009, the Company had unfunded loan commitments outstanding of $19,378,000 and outstanding standby letters of credit of $188,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds, and a detailed statement of cash flows can be found in the accompanying financial statements.
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

Risk-Based Capital/Stockholders’ Equity
The Company places a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 21.0%, 21.4% and 19.2% at second quarter-end 2009, 2008 and 2007, respectively. The Tier 1 risk-based capital ratio was 19.8% at second quarter-end 2009, 20.1% at second quarter-end 2008, and 17.9% at second quarter-end 2007. The leverage ratio was 11.5%, 10.5% and 9.0% at second quarter-end 2009, 2008 and 2007, respectively.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.
Stockholders’ equity to total assets at second quarter-end 2009, 2008 and 2007 was 10.9%, 10.5% and 8.8%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, data processing income, commissions and charges, and other fees. Service charges on deposit accounts income decreased in the first two quarters of 2009 by 6.9%, and increased in the first two quarters of 2008 and 2007 by 3.1% and 15.2%, respectively. The increases in 2008 and 2007 are attributed to the increase in the number of accounts, and the balances of accounts subject to service charges. Miscellaneous income at second quarter-end 2009 decreased by 23.9% when compared to second quarter-end 2008, due to the gain from sale of a piece of the Company’s property recognized in 2008.
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

Salary and employee benefits expense increased 11.1%, 7.9% and 6.4% for the first two quarters of 2009, 2008 and 2007, respectively. The increases are attributed to increases in staffing levels, employee raises, and health insurance premiums. Occupancy and equipment expense increased by 14.9%, 8.3% and 29.6%, in the first two quarters of 2009, 2008 and 2007, respectively. The increase in 2009 is due to the depreciation of two new branch offices. The increase in 2007 is attributed to the depreciation of the new main office, which began in 2007. Miscellaneous expenses decreased by 26.0% at second quarter-end 2009, compared to an increase of 18.5% when comparing second quarter-end 2008 to quarter-end 2007. The decrease in 2009 was due to a change in the computation of director’s deferred compensation and a reduction in professional fees. The increase in 2008 is related to a charitable donation of a piece of the Company’s property.
Although miscellaneous expenses decreased as stated above, there was a significant increase in the Company’s FDIC insurance assessment for the three and six months periods ended June 30, 2009. We believe that our expenses related to FDIC insurance will continue to increase during 2009 when compared to prior year’s comparable periods as the FDIC seeks to replenish its reserve funds. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment is part of the FDIC’s efforts to rebuild the Deposit Insurance Fund (“DIF”). The Company accrued $198,358.50 in the second quarter of 2009 for this special one-time FDIC assessment.
Income Taxes
Income tax expense totaled $836,000, $1,151,000 and $1,692,000 for the second quarter-end 2009, 2008 and 2007, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first two quarters ended June 30, 2009, 2008, and 2007:

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans, net of unearned income	$205,456	$6,940	6.76%	$200,741	$7,527	7.50%	$202,434	$7,920	7.82%
Securities held to maturity:
Taxable	97,109	2,203	4.54%	150,254	3,671	4.89%	124,467	3,027	4.86%
Exempt from Federal income tax	10,999	181	3.29%	8,610	151	3.51%	8,259	138	3.34%
Securities available for sale:
Taxable	52,356	787	3.01%	20,501	387	3.78%	86,302	2,220	5.14%
Federal funds sold and securities pur- chased under agree- ments to resell	38,536	36	0.19%	42,522	547	2.57%	29,682	771	5.20%

Total interest-earning assets	$404,456	$10,147	5.02%	$422,628	$12,283	5.81%	$451,144	$14,076	6.24%
Non interest-earning assets:
Cash and due from banks	17,186			27,183			32,255
Bank premises and equipment	17,682			15,203			13,630
Other assets	13,860			14,311			13,529
Allowance for possible loan losses	(3,090)			(3,094)			(3,093)

Total assets	$450,094			$476,231			$507,465

TABLE 1 (Continued)
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities:
INT DDA, MMF & Savings	$175,126	$993	1.13%	$182,318	$1,610	1.77%	$202,607	$2,429	2.40%
Time deposits	110,222	1,665	3.02%	99,917	2,024	4.05%	87,040	2,131	4.90%
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	13,298	22	0.33%	21,462	229	2.13%	17,937	148	1.65%

Total interest-bearing liabilities	$298,646	$2,680	1.79%	$303,697	$3,863	2.54%	$307,584	$4,708	3.06%

Noninterest-bearing liabilities:
Deposits	93,456			116,239			149,894
Other liabilities	8,605			6,670			5,767

Total liabilities	400,707			426,606			463,245
Stockholder’s equity	49,387			49,625			44,220

Total liabilities and stockholders’ equity	$450,094			$476,231			$507,465

Net interest income/ margin-tax equivalent		$7,467	3.32%		$8,420	3.54%		$9,368	3.69%

Tax equivalent adjustment:
Loans		99			104			120
Investment securities		181			166			166
Securities available for sale
Other

Total tax equivalent adjustment		280			270			286

Net interest income		$7,187			$8,150			$9,082

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

	Quarter ended June 30, 2009
	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$4,715	$(587)	$4,128	$(1,693)	$(393)	$(2,086)
Investment securities:
Taxable	(53,145)	(1,468)	(54,613)	25,787	644	26,431
Exempt from Federal income tax	2,389	30	2,419	351	13	364
Securities available for sale:
Taxable	31,855	400	32,255	(65,801)	(1,833)	(67,634)
Federal funds sold and securities purchased under agreements to resell	(3,986)	(511)	(4,497)	12,840	(224)	12,616

Total	$(18,172)	$(2,136)	$(20,308)	$(28,516)	$(1,793)	(30,309)

Interest expense on:
Savings deposits	$(7,192)	$(617)	$(7,809)	$(20,289)	$(819)	$(21,108)
Time deposits	10,305	(359)	9,946	12,877	(107)	12,770
Federal funds purchased, and securities sold under agreements to repurchase	(8,164)	(207)	(8,371)	3,525	81	3,606

Total	$(5,051)	$(1,183)	$(6,234)	$(3,887)	$(845)	$(4,732)

Changes in net interest income-tax equivalent	$(13,121)	$(953)	$(14,074)	$(24,629)	$(948)	$(25,577)

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

	June 30,
	2009	2008	2007

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$55,732	$26,773	$74,236
Obligations of states and political subdivisions	—	—	—
Mortgage-backed securities	—	—	—
Other securities	105	137	—

Total securities available for sale	$55,837	$26,910	$74,236

Investment securities
U. S. Treasury and other U. S. Government agencies	$92,962	$165,590	$145,272
Obligations of states and political subdivisions	16,813	8,033	10,781
Mortgage-backed securities	—	—	—
Other securities	900	600	600

Total investment securities	$110,675	$174,223	$156,653

Total securities available for sale and investment securities	$166,512	$201,133	$230,889

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at June 30, 2009:

	Maturing
			After		After 5 Yrs
	Within		1 Yr But		But Within		After 10 Yrs.
	1 Year		Within 5 Yrs		10 Yrs				Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$6,007	0.63%	$37,843	2.41%	11,882	4.36%	—	0.00%	$55,732
Other securities	105	0.00%	—	0.00%	—	0.00%	—	0.00%	105

Total securities available for sale	$6,112	0.63%	$37,843	2.41%	—	4.36%	—	0.00%	$55,837

Investment securities
U.S. Treasury and other U.S. Government agencies	$3,035	4.55%	$70,943	4.21%	$18,984	4.64%	—	0.00%	$92,962
Obligations of states and political subdivisions	903	5.13%	7,423	4.40%	8,487	4.36%	—	0.00%	16,813
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$4,838	4.83%	$78,366	4.31%	$27,471	4.50%	—	0.00%	$110,675

Total securities available for sale and investment securities	$10,950	2.73%	$116,209	3.36%	$27,471	4.43%	$—	0.00%	$166,512

At June 30, 2009, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $16.8 million and a market value of $16.9 million. The yield on obligations of states and and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
(Dollars in Thousands)

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2009				JUNE 30, 2009
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$55,837	$200	$(305)	$55,732	$92,962	$1,236	$(413)	$93,785
STATE AND MUNICIPAL SECURITIES	—	—	—	—	16,813	269	(140)	16,942

OTHER SECURITIES	72	—	33	105	—	—	—	—

TOTAL	$55,909	$200	$(272)	$55,837	$109,775	$1,505	$(553)	$110,727

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2008				JUNE 30, 2008
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$27,049	$19	$(295)	$26,773	$165,590	$1,210	$(1,113)	$165,687
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,033	73	(21)	8,085

OTHER SECURITIES	72	—	65	$137	—	—	—	—

TOTAL	$27,121	$19	$(230)	$26,910	$173,623	$1,283	$(1,134)	$173,772

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2007				JUNE 30, 2007
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$74,380	$5	$(149)	$74,236	$145,272	$41	$(1,217)	$144,096
STATE AND MUNICIPAL SECURITIES	—	—	—	—	10,781	—	(139)	10,642

OTHER SECURITIES	—	—	—	—	—	—	—	—

TOTAL	$74,380	$5	$(149)	$74,236	$156,053	$41	$(1,356)	$154,738

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the second quarter indicated are shown in the following table classified by type of loans:

	2009	2008	2007

Commercial & Industrial	$26,962	$28,840	$32,557
Real Estate	141,329	122,868	123,108
Consumer Loans	37,835	39,458	41,000
Other Loans	4,540	5,390	6,476

Total Loans	$210,666	$196,556	$203,141

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of June 30, 2009 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$27,096
Over 3 months through 12 months	29,494
Over 1 year through 5 years	142,913
Over 5 years	8,363

Over 1 year but variable rate	—

Total Loans	$207,866

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended June 30,
	2009	2008	2007

Beginning Balance	$3,100	$3,100	$3,100

Charge Offs:
Commercial & Industrial	23	69	43
Real Estate	16	2	9
Consumer	238	304	342
Other	—	—	—

Total Charge Offs	277	375	394

Recoveries:
Commercial & Industrial	5	33	58
Real Estate	—	152	—
Consumer	137	118	120
Other	—	—	—

Total Recoveries	142	303	178

Net Charge Offs	135	72	216
Provision for Possible Losses	135	72	216

Ending Balance	$3,100	$3,100	$3,100

Total Loans Outstanding	$210,666	$196,556	$203,141

Average daily loans	$205,456	$200,741	$202,434

Percentages:	2009	2008	2007
Allowance for loan losses to end of quarter total loans	1.5	1.6	1.5
Allowance for loan losses to average loans	1.5	1.5	1.5
Allowance for loan losses to nonperforming assets	105.4	377.1	310.3
Net charge offs to average loans	0.07	0.04	0.11

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	June 30,
	2009		2008		2007
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	7.00	217	5.55	$172	16.03	$497
Real Estate	27.90	865	13.03	404	60.60	1,879
Consumer	48.87	1,515	47.39	1,469	20.18	626
Other	1.94	60	22.58	700	3.19	98
Unallocated	14.29	443	11.45	355

	100%	3,100	89%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the second quarter of the years indicated.

	June 30,
	2009	2008	2007
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$2,839	$692	$798
Other Real Estate	101	130	201

	$2,940	$822	$999

Nonperforming Assets as % of Total Loans	1.50%	0.42%	0.49%
Non-accrual Loans & Loans Past Due 90 Days or Moreas % of Total Loans	1.35%	0.35%	0.39%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended June 30,
	2009	2008	2007

Non-interest bearing deposits	$93,456	$116,239	$149,894
Interest-bearing deposits	175,126	182,318	202,607
Interest-bearing time deposits	110,222	99,917	87,040

Total	$378,804	$398,474	$439,541

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at June 30, 2009 are summarized in the following table:

Time remaining until maturity
3 months or less	$12,809
Over 3 through 6 months	21,224
Over 6 through 12 months	19,441
Over 12 months	4,993

Total	$58,467

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at June 30, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	June	Average	Interest	Month-End
	Balance	Balance	Rate	Balance

2009
Federal funds purchased and securities sold under agreements to repurchase	$12,091	$13,298	0.33%	$12,091

2008
Federal funds purchased and securities sold under agreements to repurchase	$15,224	$21,462	2.13%	$15,224

2007
Federal funds purchased and securities sold under agreements to repurchase	$28,698	$17,937	1.65%	$28,698

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of June 30, 2009 based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$29,896	$29,494	$142,913	$8,363	$210,666
Investment securities	3,310	1,528	78,366	27,471	110,675
Securities available for sale	105	6,007	37,843	11,882	55,837
Federal funds sold and securities purchased under agreements to resell	26,622				26,622

Total interest-earning assets	$59,933	$37,029	$259,122	$47,716	$403,800
Noninterest-earning assets				44,693	44,693

Total assets	$59,933	$37,029	$259,122	$92,409	$448,493

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$67,730	$32,950	$82,375	$—	$183,055
Time deposits	28,595	66,818	13,216	—	108,629
Federal funds purchased, and securities sold under agreements to repurchase	12,091				12,091

Total interest-bearing liabilities	$108,416	$99,768	$95,591	$—	$303,775
Noninterest-bearing deposits	18,003		57,438	10,288	85,729
Other liabilities				9,605	9,605
Stockholders’ equity				49,384	49,384

Total liabilities and stockholders’ equity	$126,419	$99,768	$153,029	$69,277	$448,493

Interest sensitive gap	$(66,486)	$(62,739)	$106,093	$23,132
Cumulative interest sensitive gap	$(66,486)	$(129,225)	$(23,132)	$—
Cumulative interest sensitive gap as a percent of total assets	-14.82%	-28.81%	-5.16%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND
OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of June 30, 2009, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
		ONE TO
	ONE YEAR	THREE	THREE TO	OVER FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$118,683	$21,203	$143,308	$10,288	$293,482
Consumer certificates of deposit	95,413	8,491	4,725	—	108,629
Federal funds borrowed & repurchase agreements	12,091	—	—	—	12,091
Operating leases	—	—	—	—	—
Purchase obligations	—	—	—		—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of June 30, 2009:

		ONE TO
	ONE YEAR	THREE	THREE TO	OVER FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$6,930	$1	$—	$—	$6,931
Residential real estate	5,007	1	—	—	5,008
Revolving home equity and credit card lines	749	—	—	—	749
Other	6,690	—	—	—	6,690
Standby letters of credit	188	—	—	—	188

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
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matter to a Vote of Security Holders
(a)	The Company’s annual meeting of shareholders was held on April 2, 2009 at Merchants & Marine Bank in Pascagoula, Mississippi.
(b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in 2012:

	Votes For	Votes Withheld	Broker Non-Votes

Scott B. Lemon	837,833	12,922	-0-
Diann M. Payne	837,833	12,922	-0-
Thomas B. Van Antwerp	846,584	-0-	-0-
Julius A. (Jay) Willis, Jr., DMD	845,882	702	-0-
In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the annual meeting and the year in which is or her term expires:

Term Expires

Royce Cumbest	2010
Frank J. Hammond, III	2010
Paul H. (Hal) Moore, Jr., M.D.	2010
Lynda J. Gautier	2011
John F. Grafe	2011
Gerald J. St. Pe’	2011
Item 5. Other Information
On August 11, 2009, because of health problems suffered by S. M. Dickson, the Company’s Executive Vice President and principal financial and accounting officer, Elise Bourgeois, the Company’s Cashier, temporarily assumed the duties and responsibilities of acting principal financial and accounting officer.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS & MARINE BANCORP, INC.
Date: August 14, 2009	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Elise Bourgeois
Elise Bourgeois
Cashier Acting Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.