Form 10-Q
period 2009-09-30
Merchants & Marine Bancorp, Inc.
filed 2009-11-12
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 12, 2009, 1,330,338 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks (non-interest bearing)	$16,655,779	18,065,881
Federal funds sold	15,700,000	11,039,000
Securities:
Available for sale, at market value	49,192,224	30,239,874
Held to maturity, at amortized cost	140,170,790	146,509,925
Non-marketable equity securities	900,060	600,060
Loans, less allowance for loan losses $3,100,000 and $3,100,000, respectively	210,182,534	198,382,586
Property and equipment, net	17,107,132	17,750,116
Other real estate owned	238,157	235,659
Accrued income	2,434,431	3,086,533
Other assets	11,928,040	10,373,486

TOTAL ASSETS	$464,509,147	436,283,120

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$74,937,070	80,738,441
Interest bearing demand, savings, money market, and other time	321,506,784	286,506,672

Total deposits	396,443,854	367,245,113
Federal funds purchased and securities sold under agreements to repurchase	8,053,548	10,916,967
Accrued expenses and other liabilities	9,547,532	9,060,161

Total liabilities	414,044,934	387,222,241

Stockholders’ Equity:
Common stock — $2.50 par value, 5,000,000 shares authorized, 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	35,444,486	34,045,240
Accumulated other comprehensive income:
Unrealized gain on securities available for sale	219,698	215,610
Unrealized (loss) on defined benefit pension plan	(3,025,816)	(3,025,816)

Total stockholders’ equity	50,464,213	49,060,879

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$464,509,147	436,283,120

See notes to unaudited condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Interest Income:
Interest and fees on loans	$3,593,991	$3,601,746	$10,534,444	$11,129,530
Interest on investment securities:
Taxable	1,254,449	2,122,737	4,240,468	6,190,109
Exempt from federal income tax	128,094	72,109	318,751	222,731
Interest on federal funds sold	11,228	39,435	46,866	586,682

Total interest income	4,987,762	5,836,027	15,140,529	18,129,052

Interest Expense:
Interest on deposits	1,216,944	1,598,714	3,875,580	5,232,731
Interest on federal funds purchased and securities sold under agreements to repurchase	9,538	60,297	31,337	289,686

Total interest expense	1,226,482	1,659,011	3,906,917	5,522,417

Net interest income	3,761,280	4,177,016	11,233,612	12,606,635
Provision for loan losses	304,367	172,874	439,250	245,237

Net interest income after provision for loan losses	3,456,913	4,004,142	10,794,362	12,361,398

Non-Interest Income:
Service charges	1,137,849	1,148,372	3,106,713	3,263,681
Miscellaneous	491,026	500,933	1,594,547	1,952,703

Total non-interest income	1,628,875	1,649,305	4,701,260	5,216,384

Non-Interest Expense:
Salaries and employee benefits	2,007,562	1,959,770	5,882,669	5,448,959
Premises	793,035	704,964	2,355,672	2,065,394
Miscellaneous	1,150,521	1,481,440	3,705,507	4,931,492

Total non-interest expense	3,951,118	4,146,174	11,943,848	12,445,845

Income before income taxes	1,134,670	1,507,273	3,551,774	5,131,937

Provision for income taxes	269,567	477,308	1,105,711	1,628,186

NET INCOME	$865,103	$1,029,965	$2,446,063	$3,503,751

NET INCOME PER COMMON SHARE	$0.65	$0.77	$1.84	$2.63

See notes to unaudited condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net income	$865,103	1,029,965	$2,446,063	3,503,751

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during period	267,741	115,905	4,088	(53,664)

Comprehensive income	$1,132,844	1,145,870	$2,450,151	3,450,087

See notes to unaudited condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,446,063	$3,503,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,083,831	883,356
Provision for loan losses	439,250	245,237
Write-down of other real estate owned	80	33,552
Net premium amortization	50,234	53,525
Reinvested earnings on securities	(46,490)	(61,649)
(Increase) in accrued income receivable	652,102	(105,398)
Decrease in interest payable	(239,714)	(72,905)
Noncash charitable contribution	—	310,000
Gain on disposition of property and equipment	(49,243)	(356,283)
Gain on disposition of securities	—	(117,392)
Net change in other assets and liabilities	(413,020)	(153,735)

Net Cash (Used) Provided by Operating Activities	3,923,093	4,162,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold	(4,661,000)	16,684,000
Purchase of securities available for sale	(53,261,965)	(26,079,750)
Proceeds from maturities of securities available for sale	34,315,000	38,045,413
Purchase of securities held to maturity	(101,026,393)	(92,416,810)
Proceeds from maturities of securities held to maturity	107,362,593	63,513,333
Purchase of other equity securities	(300,000)	—
Net (increase) decrease in loans	(12,221,878)	7,144,119
Purchase of property and equipment	(440,847)	(3,029,682)
Proceeds from sale of property and equipment	29,345	140,000

Net Cash (Used) Provided by Investing Activities	(30,205,145)	4,000,623

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,198,741	1,671,865
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	(2,863,419)	(7,643,603)
Dividends paid to stockholders	(1,463,372)	(1,463,372)

Net Cash Provided (Used) by Financing Activities	24,871,950	(7,435,110)

Net Increase (Decrease) in Cash and Due from Banks	(1,410,102)	727,572

Cash and Due From Banks, Beginning	18,065,881	20,268,465

Cash and Due From Banks, Ending	$16,655,779	$20,996,037

See notes to unaudited condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Three and Nine Months Ended September 30, 2009
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
2. FAIR VALUES OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Federal Funds Sold:
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Investment Securities:
Fair values for investment securities are based on quoted market price, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.
Loans:
Fair value for loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities.
Deposits:
The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)
As of and For the Three and Nine Months Ended September 30, 2009
2. FAIR VALUES OF FINANCIAL INSTRUMENTS — (Continued)
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and federal funds sold	$32,356	32,356	$29,105	29,105
Securities:
Available-for-sale	49,192	49,192	30,240	30,240
Held-to-maturity	140,171	142,060	146,510	149,125
Non-marketable	900	900	600	600

Loans, net of allowance	210,183	209,833	198,383	201,570

Financial liabilities
Deposits	396,444	397,303	367,245	370,312
Federal funds purchased and securities sold under agreements to repurchase	8,054	8,054	10,917	10,917
3. SHARE EXCHANGE
At its annual meeting of shareholders, held on April 3, 2008, Merchants & Marine Bank’s shareholders approved an Agreement and Plan of Share Exchange. Pursuant to this agreement, all of the outstanding shares of the Bank’s common stock was automatically exchanged for shares in Merchants & Marine Bancorp, Inc., a Mississippi bank holding company. At the completion of the exchange, the Bank became a wholly-owned subsidiary of the holding company.
The financial information presented in these financial statements for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 includes the consolidated data of both the bank and the holding company.
4. SUBSEQUENT EVENTS
We have evaluated events subsequent to the balance sheet date through November 3, 2009, and determined there have not been any events which would require adjustment to our unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan”, “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and without limitation, (i) the Company’s ability to effectively execute its business plans; (ii) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (iii) rapid fluctuations or unanticipated changes in interest rates; (iv) continuation of the historically low short-term interest rate environment; (v) increased competition with other financial institutions in the markets that the Company serves; (vi) continuing consolidation in the financial services industry; (vii) losses, customer bankruptcy, claims and assessments; (viii) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy; and (ix) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.
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

Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured Bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation and Bauer Financial has given the Bank a 5-Star rating for the 65th consecutive quarter indicating that Merchants & Marine Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the SEC, the Federal Reserve and the FDIC.
Hurricane Katrina hit the Gulf Coast on August 29, 2005. Katrina’s widespread devastation has been felt in the years since the disaster and will likely be felt for years to come. Some of the many challenges facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business and staffing needs.
Katrina also had its effects on the Company’s financial statements. The Company experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature. Beginning in the last two quarters of 2007, throughout 2008 and continuing into the first three quarters of 2009, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and deposit growth has leveled off.
Earnings Highlights
The Company’s net income for the third quarter of 2009 was $865,000, compared to $1,030,000 in 2008, a decrease of 16.0%. Year-to-date net income at September 30, 2009 was $2,446,000, compared to $3,504,000 for the same period of 2008, a decrease of 30.2%, and compared to $5,039,000 for the same period of 2007. The following discussions, tables, and the accompanying financial statements presented outline the change in earnings from the first three quarters of 2009, 2008 and 2007. Return on average assets for the first three quarters of 2009, 2008, and 2007 was 0.7%, 1.0%, and 1.3%, respectively. Return on average equity was 6.6%, 9.4%, and 14.9%, in the first three quarters of 2009, 2008, and 2007, respectively. Year to date earnings per share in the first nine months of 2009, 2008, and 2007 were $1.84, $2.63, and $3.79, respectively.
Earning Assets
Table 1 of this report shows the composition of the Company’s average assets, including average interest-earning assets. The Company’s interest-earning assets include loans, investments, and federal funds sold. Average interest-earning assets for the first three quarters of 2009 totaled $405,285,000 compared to $416,461,000 for the same period of 2008, a decrease of 2.7%, and compared to $449,311,000 for the same period of 2007. Average net loans increased by $8,502,000 in the first three quarters of 2009, or 4.3%, compared to a decrease of 1.7% and an increase of 12.1% for the same periods of 2008 and 2007, respectively. Average securities decreased by $23,859,000, or 12.8%, in the first three quarters of 2009, compared to decreases of 16.0% and 10.5%, for the first three quarters of 2008 and 2007, respectively. Average federal funds sold increased by $4,181,000, or 13.6% for the first three quarters in 2009, compared to increases of $5,976,000, or 24.1%, and $6,299,000, or 34.0%, for the same periods of 2008 and 2007, respectively. A detailed comparison of the Company’s average interest-earning assets for the first three quarters of years 2009, 2008, and 2007 is presented in Table 1 of this report.

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
A company’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest-earning asset yields and interest-bearing liability costs and the percentage of interest-earning assets funded by interest-bearing liabilities. The net interest margin, on a tax equivalent basis, was 3.3%, 3.6%, and 3.8% for the third quarter of 2009, 2008 and 2007, respectively. The decreases in 2009 and 2008 are attributable to the decreases in volumes and rates of return on interest earning assets compared to 2007. Tax equivalent net interest income decreased by 11.1% in the first three quarters of 2009, compared to a decrease of 11.4% in 2008, and an increase of 4.5% in 2007.
Average net loans increased by 4.3% in the first three quarters of 2009 and loan interest income decreased by 5.4% for the same period. Loan yields in the first three quarters of 2009 decreased by 69 basis points, compared to 2008 yields of the same period, as a result of lower market rates for the period. Loan yields respond to many factors, including cuts in the prime interest rate, Federal Reserve rate reductions and competition. Yields on taxable securities also decreased as market rates were lower for the 2009 period compared to 2008. Yields on tax-exempt securities decreased by 13 basis points as maturing securities were reinvested in lower rate securities. The average volume of all securities at third quarter-end 2009 decreased by $23,859,000, or 12.8%, compared to decreases of $35,374,000, or 16.0%, and $26,025,000, or 10.5%, for the same periods of 2008 and 2007, respectively. The decreases are attributed to decreases in deposit volumes. Total securities income decreased 29.3% at third quarter-end 2009, compared to a decrease of 22.5% at third quarter-end 2008, and compared to an increase of 0.5%, at third quarter-end 2007. The decrease is attributed to lower volumes invested and lower rates earned. The average balance of federal funds sold increased 13.6% and 24.1% for the first three quarters of 2009 and 2008, respectively. Income from these funds decreased by 92.0% in the first three quarters of 2009 compared to the same period of 2008, and compared to a decrease of 39.4% in the first three quarters of 2008 compared to same period of 2007, as a result of decreased rates and volumes. The decrease in 2009 is attributed to the 236 basis points decrease in rates earned on these funds.
The Company is experiencing a leveling off of deposits after a surge in deposits following Hurricane Katrina. Deposits in the third quarter of 2009 have decreased by $13,297,000, or 3.4% when compared to 2008. Total average interest-bearing liabilities decreased by 3.8% in the first three quarters of 2009, compared to increases of 8.3% and 6.4% for the same period of 2008 and 2007, respectively. Rates paid on these funds decreased by 60 basis points and 85 basis points in the first three quarters of 2009 and 2008, respectively, compared to an increase of 75 basis points in the first three quarters of 2007. The decrease in rates paid resulted in decreases in interest expense of 29.2% and 20.9% for the first three quarters of 2009 and 2008, respectively. Interest-bearing checking, money market funds, and savings accounts average balances decreased by $11,099,000 at third quarter-end 2009, compared to an increase of $21,981,000 at third quarter-end 2008. Interest expense on these funds decreased by 33.3% and 27.9% at third quarter-end 2009 and 2008, respectively, compared to an increase in interest expense of 25.2% at third quarter-end 2007. Average time deposit balances increased by 5.8%, 1.4%, and 25.9% in the first three quarters of 2009, 2008 and 2007, respectively. The average rate paid on these funds was 2.9%, 3.9%, and 4.5% for the first three quarters of 2009, 2008, and 2007, respectively. Interest expense on time deposits decreased by 20.5% and 12.1% in the first three quarters of 2009 and 2008, respectively, compared to an increase of 47.3% in the first three quarters of 2007. The decreases in 2009 and 2008 were a result of lower rates paid, while the increase in expense in 2007 was a result of increased rates paid and increased volumes. Average federal funds purchased and securities sold under agreement to repurchase decreased by 36.2% in the third quarter 2009, compared to increases of 6.7% and 11.5% in the first three quarters of 2008 and 2007, respectively. Rates on these funds decreased by 169 basis points, and interest expense decreased 89.3% in the first three quarters of 2009. Rates on these funds decreased by 148 basis points, while interest expense decreased by 39.6% in the first three quarters 2008, compared to the same period 2007, due to lower volumes and rates. Tables 1 and 2 provide more information on the Company’s net interest income and rate and volume variances.

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
Average loans, net of unearned income, as a percentage of average earning assets, was 51.3%, 47.9%, and 45.1%, for the first three quarters of 2009, 2008, and 2007, respectively. The average loan-to-deposit ratio was 54.7%, 50.7%, and 46.6% at the end of the first three quarters of 2009, 2008 and 2007, respectively. Average net loans increased by $8,502,000, or 4.3%, when comparing third quarter-end 2009 to 2008, while average net loans decreased by $3,452,000, or 1.7%, when comparing third quarter-end 2008 to 2007.
Commercial and industrial loans decreased by $1,101,000, $11,420,000, and $5,773,000 at third quarter-end 2009, 2008 and 2007, respectively. Real estate loans increased from $123,526,000 at third quarter-end 2007 to $124,460,000 at third quarter-end 2008, and $144,595,000 at third quarter-end 2009. Consumer loans increased from $41,497,000 at third quarter-end 2007 to $44,356,000 at third quarter-end 2008, but decreased to $42,178,000 at third quarter-end 2009. Other loans totaled $375,000, $580,000, and $540,000, for the third quarter-ended 2009, 2008, and 2007, respectively. See Tables 6 and 7 for a comparison of the loan portfolio’s composition and maturity breakdown.

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
The allowance to total loans was 1.5% at quarter-end 2009, 1.6% at third quarter-end 2008, and 1.5% at third quarter-end 2007.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio that has not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. Company management has determined that the balance of the ALL is adequate to cover potential future losses. If economic conditions deteriorate beyond management’s current expectations for the ALL, an increase to provision for loan losses may be necessary. The provision for loan losses totaled $439,000 for the first three quarters of 2009, compared to $245,000 for the first three quarters of 2008 and $333,000 for the first three quarters of 2007. See Tables 8 and 9 for a detailed analysis of the Company’s ALL.
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
Management believes the reserve is adequate at this time, based on a review of the portfolio and discussions with regulatory officials. If economic conditions deteriorate beyond management’s current expectations for the ALL, an increase to the provision for losses may be necessary.
The Company does not use derivatives and therefore no allowance for such instruments is made on the Company’s financial statements.
Asset Quality
Non-performing assets include non-accruing loans that are 90 days or more past due and other real estate acquired through foreclosure or property purchased by the Company for future Company expansion.
Total non-performing assets totaled $3,158,000, $744,000, and $1,216,000, at third quarter-end 2009, 2008, and 2007, respectively. Non-performing assets, as a percentage of total loans, were 1.48% at third quarter-end 2009, 0.4% at third quarter-end 2008, and 0.6% at third quarter-end 2007. Non-accrual loans and accruing loans over 90 days past due totaled $2,920,000, or 1.37% of total loans, $479,000 or 0.2% of total loans, and $1,037,000, or 0.5% of total loans, at third quarter-end 2009, 2008, and 2007, respectively. The increase of non-accrual loans in 2009 is due primarily to one large, real estate secured loan that is currently in the process of foreclosure, and a higher incidence of delinquent small loans due to a slower economy. Other real estate totaled $238,000, or 0.1% of total loans, at quarter-end 2009, $265,000, or 0.1% of total loans, at third quarter-end 2008, and $179,000, or 0.1% of total loans, at third quarter-end 2007. See Table 10 for additional information concerning the Company’s non-performing assets.
Securities Available-for-Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets. Securities had carrying values totaling $190,263,000, $200,350,000, and $221,536,000 at third quarter- end 2009, 2008, and 2007, respectively. Detailed information about the Company’s securities portfolio composition yields and maturity distribution is shown in Tables 3, 4 and 5 of this report.

The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available-for-sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affords the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and intermarket spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Accounting Standards Codification 320, Investments in Debt and Equity Securities, securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains, net of taxes, of $220,000 were included in stockholder’s equity at third quarter-end 2009, compared to unrealized losses, net of taxes of $24,000, and unrealized gains of $25,000 which were included in stockholders’ equity at third quarter-end 2008 and 2007, respectively. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs. A portion of the Company’s investment portfolio is pledged as collateral against public deposits, treasury, tax and loan, and securities sold under agreements to repurchase.
Yields on taxable securities decreased as market rates were lower for the 2009 period compared to 2008. Yields on tax-exempt securities decreased by 13 basis points as maturing securities were reinvested in lower rate securities. The average volume of all securities at third quarter-end 2009 decreased by $23,859,000, or 12.8%, compared to decreases of $35,374,000, or 16.0%, and $26,025,000, or 10.5%, for the same periods of 2008 and 2007, respectively. The decreases are attributed to decreases in deposit volumes for the periods. Total securities income decreased 29.3% and 22.2% at third quarter-end 2009 and 2008, respectively, compared to an increase of 0.5% at third quarter-end 2007. The decrease is attributed to lower volumes invested and lower rates earned. The average balance of federal funds sold increased 13.6% and 24.1% for the first three quarters of 2009 and 2008, respectively. Income from these funds decreased by 92.0% in the first three quarters of 2009 compared to the same period 2008 and decreased 39.4% in the first three quarters of 2008 compared to same period of 2007, as a result of lower rates earned. The decrease in 2009 is attributed to the 236 basis points decrease in rates earned on these funds.
Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings, and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits for the third quarter-end of 2009 decreased by $13,297,000, or 3.4%, compared to a decrease of $42,501,000, or 9.8%, in the first three quarters of 2008, and an increase of $266,000, or 0.1%, in the first three quarters of 2007. The decrease in 2009 is attributable to a reduction in the average balance of our business demand deposit accounts. The main reason for the large decrease in 2008 is the loss of a public fund depository that the Company had serviced, but lost this period through public bidding. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.

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
Average federal funds purchases and securities sold under agreement to repurchase represented 3.4%, 5.1%, and 4.3% of total average deposits for the quarter-end 2009, 2008 and 2007, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Contractual Obligations
The Company has certain contractual obligations that arise from its normal course of business. Each category of deposit represents an obligation to pay. While certain categories of deposits, (e.g., certificates of deposit) have a contracted expiration date, checking accounts and savings are subject to immediate withdrawal. Table 15 details the Company’s deposit and lease contractual obligations. The Company also has a defined benefit plan for substantially all of its employees as well as former employees who have retired from the Company; consequently, the Company is contractually obligated to pay these benefits to its retired employees. As of December 31, 2008, the plan was under funded by $1,832,000. As of December 31, 2007 and 2006, the plan was over funded by $2,022,000 and $1,397,000, respectively. The swing from over funded to under funded status is the result of poor market conditions and the performance of the plan’s investment assets. Management is monitoring the funded status of its defined benefit plan closely and is prepared to contribute additional funding to the plan if deemed necessary.
Off-Balance Sheet Arrangements
As of September 30, 2009, the Company had unfunded loan commitments outstanding of $22,897,000 and outstanding standby letters of credit of $266,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds, and a detailed statement of cash flows can be found in the accompanying financial statements. These contractual obligations are detailed in Table 15.

Risk-Based Capital/Stockholders’ Equity
The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 20.8%, 21.4%, and 19.7%, at third quarter-end 2009, 2008, and 2007, respectively. The Tier 1 risk-based was 19.6% at third quarter-end 2009, 20.2% at third quarter-end 2008, and 18.5% at third quarter-end 2007. The leverage ratio was 11.6% at third quarter-end 2009, 10.8% at third quarter-end 2008, and 9.4% at third quarter-end 2007.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio. The Company is considered to be well capitalized under regulatory definition.
Stockholders’ equity to total assets at third quarter-end 2009, 2008, and 2007 was 10.9%, 11.1%, and 8.8%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, data processing income, commissions and charges, and other fees. Service charges on deposit accounts income decreased by 4.8% in the first three quarters of 2009, compared to increases in the first three quarters of 2008 and 2007 of 3.1% and 10.4%, respectively. The decrease in 2009 is due to a reduction in the amount of non-sufficient fund charge income recognized in 2009 compared to 2008. The increases in 2008 and 2007 are attributed to the increase in the number of accounts, and the balances of accounts subject to service charges. Miscellaneous income at third quarter-end 2009 decreased by 18.3%, compared to an increase of 29.6% for the same period in 2008, and compared to a decrease of 7.2% for the same period 2007. The large increase in 2008 in miscellaneous income was due to the gain from the sale of a piece of the Company’s property located behind the Ocean Springs branch to the Ocean Springs School System.
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

Salary and employee benefits expense increased 7.9%, 7.8%, and 6.1% in the first three quarters of 2009, 2008, and 2007, respectively. The increases are attributed to increases in staffing levels, employee raises, and health insurance premiums. Premise expense increased by 14.1%, 6.8%, and 31.6% in the first three quarters of 2009, 2008 and 2007, respectively. The increase in 2009 is due to the depreciation of two new branch offices. The large increase in 2007 is attributed to the depreciation of the new main office, which began in 2007. Miscellaneous expenses decreased by 24.9% at quarter-end 2009, compared to an increase of 17.9% at quarter-end 2008, and a slight decrease at quarter-end 2007. The decrease in 2009 was due to a change in the computation of director’s deferred compensation and a reduction in professional fees. Although there was a decrease in miscellaneous expenses at quarter-end 2009, the Company’s FDIC insurance assessments increased significantly during 2009 compared to prior periods due to the FDIC’s replenishment of its reserve funds. The increase in 2008 is related to a charitable donation of a piece of the Company’s property.
In September 2009, the FDIC proposed a rule that, in lieu of any further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective January 1, 2011. If the rule is finalized as proposed, the Company expects to be required to prepay approximately $2,072,000 in risk based assessments.
Income Taxes
Income tax expense totaled $1,106,000, $1,628,000, and $2,376,000, for the third quarter-ended 2009, 2008, and 2007, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first three quarters ended September 30, 2009, 2008, and 2007:

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans, net of unearned income	$207,781	$10,534	6.76%	$199,279	$11,130	7.45%	$202,731	$12,008	7.90%
Securities held to maturity:
Taxable	97,754	3,091	4.22%	155,261	5,600	4.81%	134,056	4,919	4.89%
Exempt from Federal income tax	12,583	319	3.38%	8,472	223	3.51%	8,277	250	4.03%
Securities available for sale:
Taxable	52,187	1,122	2.87%	22,650	590	3.47%	79,424	3,076	5.16%
Federal funds sold and securities pur- chased under agree- ments to resell	34,980	47	0.18%	30,799	587	2.54%	24,823	968	5.20%

Total interest-earning assets	$405,285	$15,113	4.97%	$416,461	$18,130	5.80%	$449,311	$21,221	6.30%
Non interest-earning assets:
Cash and due from banks	16,804			25,934			31,026
Bank premises and equipment	17,568			15,608			13,894
Other assets	14,136			14,853			13,920
Allowance for possible loan losses	(3,085)			(3,086)			(3,090)

Total assets	$450,708			$469,770			$505,061

TABLE 1 CONTINUED
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES (continued)
(Dollars in Thousands)

	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities:
INT DDA, MMF & Savings	$187,436	$1,481	1.05%	$198,535	$2,220	1.49%	$176,554	$3,080	2.33%
Time deposits	109,760	2,395	2.91%	103,729	3,012	3.87%	102,350	3,427	4.46%
Federal funds purchased, securities sold under agreements to repur- chase and other short- term borrowings	12,771	31	0.32%	20,028	290	1.93%	18,775	480	3.41%

Total interest-bearing liabilities	$309,967	$3,907	1.68%	$322,292	$5,522	2.28%	$297,679	$6,987	3.13%

Noninterest-bearing liabilities:
Deposits	82,374			90,603			156,464
Other liabilities	8,945			7,057			6,040

Total liabilities	401,286			419,952			460,183
Stockholder’s equity	49,422			49,818			44,878

Total liabilities and stockholders’ equity	$450,708			$469,770			$505,061

Net interest income/ margin-tax equivalent		$11,206	3.32%		$12,608	3.58%		$14,234	3.76%

Tax equivalent adjustment:
Loans		155			155			181
Investment securities		223			223			208
Securities available for sale

Total tax equivalent adjustment		378			378			389

Net interest income		$10,828			$12,230			$13,845

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

	Quarter ended September 30, 2009
	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$8,502	$(596)	$7,906	$(3,452)	$(878)	$(4,330)
Investment securities:
Taxable	(57,507)	(2,509)	(60,016)	21,205	681	21,886
Exempt from Federal income tax	4,111	96	4,207	195	(27)	168
Securities available for sale:
Taxable	29,537	532	30,069	(56,774)	(2,486)	(59,260)
Federal funds sold and securities purchased under agreements to resell	4,181	(540)	3,641	5,976	(381)	5,595

Total	$(11,176)	$(3,017)	$(14,193)	$(32,850)	(3,091)	$(35,941)

Interest expense on:
Savings deposits	$(11,099)	$(739)	$(11,838)	$21,981	$(860)	$21,121
Time deposits	6,031	(617)	5,414	1,379	(415)	964
Federal funds purchased, and securities sold under agreements to repurchase	(7,257)	(259)	(7,516)	1,253	(190)	1,063

Total	$(12,325)	$(1,615)	$(13,940)	$24,613	$(1,465)	$23,148

Changes in net interest income-tax equivalent	$1,149	$(1,402)	$(253)	$(57,463)	$(1,626)	$(59,089)

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

	SEPTEMBER 30,
	2009	2008	2007

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$49,076	$26,982	$55,021
Obligations of states and political subdivisions
Mortgage-backed securities
Other securities	116	72	—

Total securities available for sale	$49,192	$27,054	$55,021

Portfolio securities
U. S. Treasury and other U. S. Government agencies	$123,456	$164,594	$155,965
Obligations of states and political subdivisions	16,715	8,102	9,950
Mortgage-backed securities
Other securities	900	600	600

Total investment securities	$141,071	$173,296	$166,515

Total securities available for sale and investment securities	$190,263	$200,350	$221,536

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at September 30, 2009:

	Maturing
			After 1 Yr		After 5 Yrs
	Within		But Within		But Within
	1 Year		5 Yrs		10 Yrs		After 10 Yrs.
									Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$6,008	0.63%	$30,059	2.45%	13,009	4.09%	—	0.00%	$49,076
Other Securities	116	0.00%	—	0.00%	—	0.00%	—	0.00%	$116

Total securities available for sale	$6,124	0.63%	$30,059	2.45%	$13,009	4.09%	—	0.00%	$49,192

Investment securities
U.S. Treasury and other U.S. Government agencies	$1,035	4.10%	$100,436	3.52%	$21,985	4.30%	—	0.00%	$123,456
Obligations of states and political subdivisions	491	5.31%	9,532	4.23%	6,692	4.49%	—	0.00%	16,715
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$2,426	4.70%	$109,968	3.88%	$28,677	4.40%	—	0.00%	$141,071

Total securities available for sale and investment securities	$8,550	1.43%	$140,027	3.25%	$41,686	4.19%	—	0.00%	$190,263

At September 30, 2009, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $16.7 million and a market value of $17.3 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES ANALYSIS
(Dollars in Thousands)

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2009				SEPTEMBER 30, 2009
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$48,787	$340	$(51)	$49,076	$123,456	$1,339	$(38)	$124,757
STATE AND MUNICIPAL SECURITIES	—	—	—	—	16,715	592	(4)	$17,303

OTHER SECURITIES	72	44	—	116	900	—	—	$900

TOTAL	$48,859	$384	$(51)	$49,192	$141,071	$1,931	$(42)	$142,960

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2008				SEPTEMBER 30, 2008
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$27,018	$19	$(84)	$26,953	$164,594	$1,333	$(469)	$165,458
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,102	49	(31)	$8,120

OTHER SECURITIES	72	29	—	101	600	—	—	600

TOTAL	$27,090	$48	$(84)	$27,054	$173,296	$1,382	$(500)	$174,178

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2007				SEPTEMBER 30, 2007
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$54,983	$39	$(1)	$55,021	$155,965	$615	$(143)	$156,437
STATE AND MUNICIPAL SECURITIES	—	—	—	—	9,950	11	(52)	9,909

OTHER SECURITIES	—	—	—	—	600	—	—	600

TOTAL	$54,983	$39	$(1)	$55,021	$166,515	$626	$(195)	$166,946

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the third quarter indicated are shown in the following table classified by type of loans:

	2009	2008	2007

Commercial & Industrial	$26,135	$27,236	$38,656
Real Estate	144,595	124,460	123,526
Consumer Loans	42,178	44,356	41,497
Other Loans	375	580	540

Total Loans	$213,283	$196,632	$204,219

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of September 30, 2009 (excluding those in non-accrual status) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$18,254
Over 3 months through 12 months	31,633
Over 1 year through 5 years	142,036
Over 5 years	8,744

Over 1 year but variable rate	9,738

Total loans	$210,405

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended September 30,
	2009	2008	2007

Beginning Balance	$3,100	$3,100	$3,100

Charge Offs:
Commercial & Industrial	61	75	51
Real Estate	104	61	9
Consumer	515	463	486
Other	—	—	—

Total Charge Offs	680	599	546

Recoveries:
Commercial & Industrial	29	35	61
Real Estate	—	152	—
Consumer	212	167	153
Other	—	—	—

Total Recoveries	241	354	214

Net Charge Offs	439	245	332
Provision for Possible Losses	439	245	332

Ending Balance	$3,100	$3,100	$3,100

Total Loans Outstanding	$213,283	$196,632	$204,219

Average daily loans	$207,781	$199,279	$202,731

Percentages:	2009	2008	2007
Allowance for loan losses to end of quarter total loans	1.5%	1.6%	1.5%
Allowance for loan losses to average loans	1.5%	1.6%	1.5%
Allowance for loan losses to nonperforming assets	98.2%	416.7%	254.9%
Net charge offs to average loans	0.2%	0.1%	0.2%

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	September 30,
	2009		2008		2007
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation
Commercial & Industrial	7.00	$217	14.80	$459	10.22	$317
Real Estate	47.33	1,467	5.30	164	25.00	775
Consumer	36.34	1,126	45.87	1,422	22.73	705
Other	2.22	69	22.58	700	24.55	761
Unallocated	7.12	221	11.45	355	17.50	542

	100%	$3,100	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the third quarter of the years indicated.

	September 30,
	2009	2008	2007
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$2,920	$479	$1,037
Other Real Estate	238	265	179

	$3,158	$744	$1,216

Nonperforming Assets as % of Total Loans	1.48%	0.38%	0.60%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	1.37%	0.24%	0.51%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter Ended September 30
	2009	2008	2007

Non-interest bearing deposits	$82,374	$90,603	$156,464
Interest-bearing deposits	187,436	198,535	176,554
Interest-bearing time deposits	109,760	103,729	102,348

Total	$379,570	$392,867	$435,366

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at September 30, 2009 are summarized in the following table:

Time remaining until maturity
3 months or less	$21,205
Over 3 through 6 months	14,818
Over 6 through 12 months	16,825
Over 12 months	4,832

Total	$57,680

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at September 30, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	September	Average	Interest	Month-End
	Balance	Balance	Rate	Balance

2009
Federal funds purchased and securities sold under agreements to repurchase	$8,054	$12,771	0.32%	$8,054

2008
Federal funds purchased and securities sold under agreements to repurchase	$13,375	$20,028	1.93%	$13,375

2007
Federal funds purchased and securities sold under agreements to repurchase	$16,028	$18,775	3.41%	$16,028

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of September 30, 2009 based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$21,132	$31,633	$151,774	$8,744	$213,283
Investment securities	2,330	96	109,968	28,677	141,071
Securities available for sale	116	6,008	30,059	13,009	49,192
Federal funds sold and securities purchased under agreements to resell	15,700				15,700

Total interest-earning assets	$39,278	$37,737	$291,801	$50,430	$419,246
Noninterest-earning assets				45,253	45,253

Total assets	$39,278	$37,737	$291,801	$95,683	$464,499

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$38,104	$113,594	$127,228	$—	$278,926
Time deposits	34,850	58,004	13,785		106,639
Federal funds purchased, and securities sold under agreements to repurchase	8,054				8,054

Total interest-bearing liabilities	$81,008	$171,598	$141,013	$—	$393,619
Noninterest-bearing deposits	1,893	5,568	3,674	—	11,135
Other liabilities				9,620	9,620
Stockholders’ equity				50,125	50,125

Total liabilities and stockholders’ equity	$82,901	$177,166	$144,687	$59,745	$464,499

Interest sensitive gap	$(43,623)	$(139,429)	$147,114	$35,938
Cumulative interest sensitive gap	$(43,623)	$(183,052)	$(35,938)	$—
Cumulative interest sensitive gap as a percent of total assets	-9.39%	-39.41%	-7.74%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of September 30, 2009, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
		ONE TO
	ONE YEAR	THREE	THREE TO	OVER FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$159,159	$66,901	$64,001	$—	$290,061
Consumer certificates of deposit	92,854	9,441	4,344	—	106,639
Federal funds borrowed & repurchase agreements	8,054	—	—	—	8,054
Operating leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of September 30, 2009:

		ONE TO
	ONE YEAR	THREE	THREE TO	OVER FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$14,703	$1,095	$—	$—	$15,798
Residential real estate	4,017	—	—	—	4,017
Revolving home equity and credit card lines	613	152	832	—	1,597
Other	1,081	—	404	—	1,485
Standby letters of credit	266	—	—	—	266

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures — The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and acting principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s principal executive officer and acting principal financial officer concluded that the Company’s disclosure controls and procedures were effective to timely alert them to material information relating to the Company and its consolidated subsidiaries to be included in the Company’s Exchange Act reports.
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matter to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS & MARINE BANCORP, INC.
Date: November 12, 2009	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Elise Bourgeois
Elise Bourgeois
Cashier Acting Principal Financial and Accounting Officer