Form 10-K
period 2009-12-31
Merchants & Marine Bancorp, Inc.
filed 2010-03-26
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-53198
MERCHANTS & MARINE BANCORP, INC.
(Exact name of registrant as specified in charter)

Mississippi	26-2498567

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

3118 Pascagoula Street, Pascagoula, Mississippi	39567

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (228) 762-3311
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

None	None
Securities registered to Section 12(g) of the Act:
$2.50 Common Stock, Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $43,963,960 as of June 30, 2009.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,330,338 shares of common stock as of March 24, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2009 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K, and portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 1, 2010 are incorporated by reference into Part III of this Form 10-K.

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
All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Mississippi. The Bank is a full service financial institution offering a complete range of banking services to individuals, partnerships, corporations and governmental agencies. At March 24, 2010, the Company employed approximately 144 full-time equivalent employees in its eleven offices. Most of the Company’s customers reside within Jackson and George Counties, Mississippi. Services offered by the Bank include checking accounts, savings accounts, individual retirement accounts, certificates of deposit and personal, commercial and mortgage loans.
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
As of December 31, 2009, the Company had outstanding 1,330,338 shares of Common Stock held by approximately 979 holders of record. Since its inception in 1932, the Bank has sought to allocate the assets of the Bank back into the local communities that it serves. With this philosophy, the Bank has shown steady growth and has been able to provide the shareholders a return through 242 consecutive quarterly dividends.
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
Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and statistical information required to be disclosed under Item 1 pursuant to Guide 3 contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2009, filed as Exhibit 13 to this Form 10-K (the “2009 Annual Report”), are incorporated herein by reference.

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
The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk based capital ratio of 10%, a Tier 1 risk based capital ratio of 6%, and a leverage ratio of 5%. The Bank currently meets the requirement for “well capitalized”.
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
At December 31, 2009, the Bank’s Tier 1 risk-based capital, total risk-based capital and leverage ratios were 20.1%, 19.1% and 11.5% respectively.
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
The Emergency Economic Stabilization Act (“EESA”) of 2008
The EESA provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance limit is scheduled to return to $100,000 on December 31, 2013. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Company currently participates in the transaction account guarantee program, which expires on June 30, 2010. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10, 20 or 25 basis points, depending on the institution’s risk category, of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment.
The PATRIOT Act of 2001
The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act established a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law — primarily the Bank Secrecy Act — to provide the Secretary of U.S. Department of the Treasury and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

Among other things, the Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the Patriot Act became effective at varying times and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the law.
Future Regulation
The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. The United States Congress and the President have proposed a number of new regulatory initiatives. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on the Company and the Bank and other subsidiaries.
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
The banking environment in Jackson and George Counties is highly competitive. Jackson County has eight banks, one savings and loan association and six credit unions in the Company’s immediate market. George County has four banks and two credit unions in the Company’s immediate market. The Bank is the only locally owned independent bank in the Jackson County market. In Jackson County, the Company competes with several large regional multi-bank holding company banks headquartered in North Carolina, Alabama and Mississippi, along with three smaller Mississippi chartered banks that have branches in the Company’s market. The credit union market system is also very strong, with both Navigator Credit Union, the credit union for Northrop Grumman, the state’s largest private employer, and Keesler Federal Credit Union, one of the largest credit unions in the world, located in the Company’s market. In the latest market share information available from the FDIC, in June of 2009, the Company had the second largest market share of all financial institutions in Jackson County, with 21.72% of the Jackson County market. The market share in June 2009 for George County was 8.86%.

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
Negative developments throughout 2008 and into 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn will continue in 2010. Although the Federal Reserve has issued statements that economic data suggests strongly that the recession ended in the latter half of 2009, the Company believes that this difficult economic environment will continue at least into the first half of 2010, and the Company expects that its results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Company in particular, will improve, in which case the Company could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital or borrow in the debt markets compared to recent years.
The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.
As of December 31, 2009, approximately 68% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 49% were commercial real estate loans, 34% were residential real estate loans, 16% were construction and development loans and 1% were other real estate loans. In total, these loans make up approximately 88% of the Company’s nonperforming loans as of December 31, 2009. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in the Company’s market area continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact the Company’s financial condition and results of operations.

The Company is geographically concentrated in Jackson and George Counties, Mississippi and its surrounding counties and changes in local economic conditions could impact its profitability.
The Company operates primarily in Jackson and George counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets weakened during 2009, negatively affecting the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels rose significantly in the Company’s market areas in 2009 from 2008 levels. The Company cannot assure you that economic conditions in its markets will improve during 2010 or thereafter, and continued weak economic conditions in the Company’s markets could reduce its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.
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
The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, the Company’s earnings and capital could be significantly and adversely affected.
In addition, federal and state regulators periodically review the Company’s loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of the Company’s loan portfolio may be different than the Company’s. Any increase in the Company’s allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on the Company’s operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s management’s control. These additions may require increased provision expense which would negatively impact the Company’s results of operations.
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
The Company, as well as the Bank, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company or the Bank may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time and many changes are currently proposed by Congress and the President. Any such change could adversely affect the Company’s results of operations.

Legislative and regulatory initiatives that were enacted in response to the financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, EESA was enacted on October 3, 2008 and the American Recovery and Reinvestment Act of 2009 was enacted on February 17, 2009. The Transaction Account Guarantee portion of the FDIC’s Temporary Liquidity Guarantee Program, which guarantees noninterest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.
National or state legislation or regulation may increase the Company’s expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.
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
An investment in the Company’s Common Stock is not an insured deposit.
The Company’s Common Stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s Common Stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s stock, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments.
Inapplicable.

Item 2.	Properties.
(a) Company Facilities. At December 31, 2009, the Company premises consisted of a main office and ten branches of the Bank, all within or surrounding the cities of Pascagoula, Moss Point, Gautier and Ocean Springs (Jackson County, Mississippi) and Lucedale (George County, Mississippi). The Company owns all properties on which the Company and Bank premises are maintained. For additional information, see Note 4 “Property and Equipment” to the Financial Statements included on page 17 in the Company’s 2009 Annual Report filed as Exhibit 13 hereto.

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
(11) Lucedale Branch. A free-standing one-story masonry building located on 0.90 acres of land located at 11283 Highway 63 South, Lucedale. The branch was purchased from Union Planters Bank, National Association in June 2001, and operation of the branch began in June 2001. The branch offers full banking services, drive-up teller facilities and an ATM.

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

Item 4.	Reserved.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
At December 31, 2009, the Company’s authorized capital stock consisted of 5,000,000 shares of Common Stock, par value $2.50 per share, of which 1,330,388 were issued and outstanding. The Common Stock is not traded on an exchange nor is there a known active trading market. As of December 31, 2009, the Common Stock of the Company was held of record by 973 stockholders. Based solely on information made available to the Company from a limited number of buyers and sellers, the Company believes that the following table sets forth the quarterly range of sales prices for the Company’s stock during the years 2009 and 2008.
Stock Prices

2009	High	Low

1st Quarter	$40.00	$40.00
2nd Quarter	42.00	40.00
3rd Quarter	41.00	40.00
4th Quarter	41.00	40.00

2008	High	Low

1st Quarter	$40.00	$38.00
2nd Quarter	40.00	36.00
3rd Quarter	40.00	40.00
4th Quarter	40.00	38.00
During each quarter of 2009 and 2008, cash dividends on Common Stock were paid as follows.

	2009	2008

1st Quarter	$0.25	$0.25
2nd Quarter	0.30	0.30
3rd Quarter	0.25	0.25
4th Quarter	0.55	0.55

Total	$1.35	$1.35

Although no assurances can be given, the Company anticipates that cash dividends on shares of the Company’s Common Stock will continue to be paid during 2010, subject to the discretion of the Board of Directors.

Item 6.	Selected Financial Data.
Information required by this item is included under the captions “Summary of Operations” and “Financial Highlights” in the Company’s 2009 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Information required by this item is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Information required by this item is included under the heading “Quantitative and Qualitative Disclosures About Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference. A table providing information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2009, is included as Table 14 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.
Information required by this item is incorporated herein by reference to pages 3 to 31 of the Company’s 2009 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Merchants & Marine Bancorp, Inc. management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.
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
Certain information required by this item with respect to directors is set forth below:
Director Qualifications
The information describing the current position and prior business experience of each of the nominees and continuing directors below contains information regarding the person’s service as a director, public reporting company director positions held currently or at any time during the last five years and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director for the Company.
Royce Cumbest (59) — Mr. Cumbest, in addition to serving as the Chairman of the Board, President and Chief Executive Officer of the Company, serves on the Boards of Directors of Mississippi Export Railroad Company, Inc., First National Bankers Bankshares, Inc. and Mississippi National Banker’s Bank. His extensive banking experience and his experience managing the day to day operations of the Company’s business provide the Board with knowledge and insight into the Company’s operations. Additionally, his active involvement with the Company provides the Board with invaluable institutional knowledge and a comprehensive understanding of the Company’s mission.
Frank J. Hammond, Jr. (56) — Mr. Hammond is a member of Watkins & Eager, PLLC in Jackson, Mississippi. He has degrees in accounting, law and a Master of Laws in Taxation. Mr. Hammond has practiced law for over thirty years in Pascagoula and Jackson, Mississippi and has represented a broad array of corporations and individuals with an emphasis on banking, business and estate planning. He is able to contribute to the Board through the breadth and depth of his experience in a broad range of business, legal and regulatory matters.
Paul H. (Hal) Moore, Jr., M.D. (58) — Along with practicing medicine, Dr. Moore serves as president of Singing River Radiology Group. This combination provides a unique perspective to the Board concerning responsibility for a small business and insight to the local medical community. Furthermore, Dr. Moore serves as secretary/treasurer of the Singing River Medical Staff and as president of the Singing River Medical Society — both providing knowledge of the health care industry locally and beyond. As a 47-year resident of the community, Dr. Moore is engaged with local government currently serving as a member of the Pascagoula’s strategic planning committee.

Lynda J. Gautier (66) — Ms. Gautier’s over 40 years of being a Certified Public Accountant in Pascagoula, the principal office of the Company, with clients also in Mobile, Alabama, has enabled her to draw on her financial and tax accounting background as well as long time business and social relationships of the area. Her financial knowledge and skill add to her ability to serve as chairperson of the Company’s audit committee.
John F. Grafe (66) — Mr. Grafe is an experienced business leader. His business relationships with a significant number of the Company’s clients and target clients offer valuable insight to the Board. He has served on various boards in Jackson County including the Singing River Hospital, YMCA, and Moss Point Redevelopment. After retiring from his business, Grafe Auto Company, Mr. Grafe worked as a consultant with the Company until December 31, 2008.
Gerald St. Pe’ (70) — Prior to forming St. Pe’ and Associates, LLC, a private investment company, Jerry St. Pe’ served 40 years in senior management and corporate executive assignments with both Litton Industries and Northrop Grumman Corporation, two of the nation’s largest defense contractors. He retired from Northrop Grumman, after serving 16 years as President and Chief Operating Officer of Northrop Grumman Ship Systems (formally Litton Ship Systems), the nation’s largest designer and builder of naval vessels with $2 billion in annual sales and 12,000 employees. He also served as corporate officer of both Litton Industries and Northrop Grumman, with responsibility for the overall operations and management of the company’s shipbuilding business, including marketing, strategic planning, production, financial performance, and compliance with Federal and state regulatory agencies. Through his service on the Board of The Southern Company, one of the country’s largest utility companies, Mr. St. Pe’ has 25 years of experience in the area of corporate governance, having served on both the compensation and governance committees of The Southern Company. Mr. St. Pe’ currently serves as Chairman of the Mississippi Gaming Commission which provides oversight of Mississippi’s 29 casinos.
Scott B. Lemon (45) — Mr. Lemon is an insurance agent with Lemon-Mohler Insurance Agency and has extensive experience in the field of insurance and manufacturing. His business relationships with a significant number of clients in the service area offer valuable insight to the Board. Mr. Lemon served as an Advisory Member of the Board from July 31, 2007, and became a Director of the Company in April 2009.
Diann M. Payne (52) — For the past ten years, Ms. Payne has served as the executive director of the Jackson County Civic Action. She was in the banking industry as a bank examiner for the FDIC and later an Analyst for a financial institution. Her experience as a bank examiner and an Analyst offer valuable insight to the Board. She began her career in nonprofit work as finance director in 1984, and served as fiscal officer for thirteen years. Ms. Payne served as an Advisory Member of the Board from July 31, 2007, and became a Director of the Company in April 2009.
Thomas B. Van Antwerp (59) — Mr. Van Antwerp has a diverse background in the business world having held various high level management positions in the newspaper industry and the field of philanthropy. In addition, he was president of his own staffing firm in Atlanta, Georgia where he was responsible for the financial, marketing and human resource functions of this company. Mr. Van Antwerp served as a director of EnergySouth, a publicly traded gas distribution company, from 1993 until its sale in 2008. During his tenure on that board he served on the executive, governance and audit committees and he was chairman of the compensation and planning committee. His business experience and service on multiple directorships provide valuable insight to the Board. He is currently the sole trustee of a charitable foundation and responsible for all investment and distribution decisions of the foundation. He is currently the executive director of the Providence Hospital Foundation.
Julius A. (Jay) Willis, Jr., D.M.D. (57) — Dr. Willis practices dentistry at Willis and Parker Family Dentistry P.A. A lifelong resident of Pascagoula, Dr. Willis offers valuable business experience from his many years as a small businessman and owner of a successful dental practice and from his service as an involved civic leader in various capacities. He has many years of service as a member and president of the local school board of the Pascagoula Municipal Separate School District, guiding the district’s operations including a successful bond issue campaign and the construction of two new high schools for Jackson County. His leadership experience includes participation as a member of the boards of directors of the local Chamber of Commerce, the United Way, the Regional YMCA, the Gulf Coast Community Foundation, and serving also as President of the Coast Dental Society and the University of Mississippi School of Dentistry Alumni Association.

Information concerning the executive officers of the Company required by Item 401 is included under the caption “Executive Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 1, 2010, incorporated herein by reference. Information concerning the directors and executive officers of the Company and information required by Items 405 and 407 of Regulation S-K are included under the headings “Board Committees” and “Code of Ethics”, under the caption “Corporate Governance” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” under the caption “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 1, 2010, incorporated herein by reference.

Item 11.	Executive Compensation.
Information required by this item is included under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 1, 2010, incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” under the caption “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 1, 2010, incorporated herein by reference.
The Company does not have any compensation plans under which it authorizes shares of Common Stock for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is included under the headings “Certain Transactions” and “Director Independence” under the caption “Corporate Governance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 1, 2010, incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information required by this item is included under the caption “Relationship with Principal Accountants” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 1, 2010, incorporated herein by reference.
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

MERCHANTS & MARINE BANCORP, INC.
March 26, 2010	By:	/s/ Royce Cumbest
Royce Cumbest
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Royce Cumbest Royce Cumbest	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2010

/s/ Frank J. Hammond, III Frank J. Hammond, III	Director	March 26, 2010

/s/ Lynda J. Gautier Lynda J. Gautier	Director	March 26, 2010

/s/ Paul H. Moore, Jr., M.D. Paul H. Moore, Jr., M.D.	Director	March 26, 2010

/s/ Scott B. Lemon Scott B. Lemon	Director	March 26, 2010

/s Gerald J. St. Pe’ Gerald J. St. Pe’	Director	March 26 2010

/s/ Thomas B. Van Antwerp Thomas B. Van Antwerp	Director	March 26, 2010

/s/ John F. Grafe John F. Grafe	Director	March 26, 2010

/s/ Julius A. Willis, Jr., DMD Julius A. Willis, Jr., DMD	Director	March 26, 2010

/s/ Diann M. Payne Diann M. Payne	Director	March 26, 2010

/s/ Elise Bourgeois Elise Bourgeois	Cashier Acting Principal Financial and Accounting Officer	March 26, 2010

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

3.1	The Articles of Incorporation of the Company are incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

3.2	The Bylaws of the Company are incorporated by reference from Exhibit 3.2 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

4	Specimen Common Stock Certificate is incorporated by reference from Exhibit 4 of the Company’s Form 10-K filed on March 20, 2009.

10	Director Deferred Compensation Plan is incorporated by reference from Exhibit 10 of the Company’s Form 10-K filed on March 20, 2009.*

13	Selected portions of the Company’s 2009 Annual Report for the year ended December 31, 2009.

21	Subsidiaries of Merchants & Marine Bancorp, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.