Form 10-Q
period 2010-03-31
Merchants & Marine Bancorp, Inc.
filed 2010-05-17
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 17, 2010, 1,330,338 shares of Common Stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements
MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009
ASSETS:
Cash and due from banks (non-interest bearing)	$91,923,271	14,451,113
Federal funds sold	2,550,000	16,450,000
Securities:
Available for sale, at market value	27,421,471	33,325,635
Held to maturity, at amortized cost	158,474,843	143,957,199
Non-marketable equity securities	900,060	900,060
Loans, less allowance for loan losses of $3,100,000 and $3,100,000, respectively	213,307,732	207,113,223
Property and equipment, net	16,461,544	16,778,718
Other real estate owned	2,147,111	2,194,611
Accrued income	2,371,350	2,499,639
Other assets	12,934,083	12,803,687

TOTAL ASSETS	$528,491,465	450,473,885

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$74,513,030	77,614,260
Interest bearing demand, savings, money market, and other time	383,765,183	305,253,753

Total deposits	458,278,213	382,868,013
Federal funds purchased and securities sold under agreements to repurchase	10,461,403	8,433,632
Accrued expenses and other liabilities	8,368,750	8,187,322

Total liabilities	477,108,366	399,488,967

Stockholders’ Equity:
Common stock — $2.50 par value; 5,000,000 shares authorized; 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	36,016,904	35,560,524
Accumulated other comprehensive income:
Unrealized gain on securities available for sale	157,084	215,284
Unrealized gain (loss) on defined benefit pension plan	(2,616,734)	(2,616,735)

Total stockholders’ equity	51,383,099	50,984,918

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$528,491,465	450,473,885

See notes to unaudited condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Interest Income:
Interest and fees on loans	$3,483,863	3,469,300
Interest on investment securities:
Taxable	1,229,332	1,643,910
Exempt from federal income tax	162,274	81,656
Interest on federal funds sold	18,338	17,574

Total interest income	4,893,807	5,212,440

Interest Expense:
Interest on deposits	994,429	1,342,791
Interest on federal funds purchased and securities sold under agreements to repurchase	7,151	9,645

Total interest expense	1,001,580	1,352,436

Net interest income	3,892,227	3,860,004
Provision for loan losses	131,864	74,390

Net interest income after provision for loan losses	3,760,363	3,785,614

Non-Interest Income:
Service charges	1,003,492	945,244
Miscellaneous	543,089	474,301

Total non-interest income	1,546,581	1,419,545

Non-Interest Expense:
Salaries and employee benefits	2,120,075	2,052,143
Premises	784,494	762,040
Miscellaneous	1,388,788	1,286,749

Total non-interest expense	4,293,357	4,100,932

Income before income taxes	1,013,587	1,104,227

Provision for income taxes	245,770	335,737

NET INCOME	$767,817	768,490

NET INCOME PER COMMON SHARE	$0.58	0.58

See notes to unaudited condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

Net income	$767,817	768,490

Other comprehensive income, net of tax:
Unrealized holding losses arising during period	(58,200)	(211,308)

Comprehensive income	$709,617	557,182

See notes to unaudited consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$767,817	768,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359,870	354,877
Provision for loan losses	131,864	74,390
Net premium amortization (discount accretion)	9,719	(34,590)
Decrease in accrued income receivable	128,289	371,363
(Decrease) in interest payable	(66,381)	(132,824)
Net change in other assets and liabilities	235,058	343,998

Net cash provided by operating activities	1,566,236	1,745,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold	13,900,000	(43,286,000)
Purchase of securities available for sale	(10,185,000)	(40,255,375)
Proceeds from maturities of securities available for sale	16,000,000	13,875,000
Purchase of securities held to maturity	(40,109,393)	(9,696,028)
Proceeds from maturities of securities held to maturity	25,583,333	64,612,593
Net (increase) decrease in loans	(6,279,193)	(3,895,295)
Purchase of property and equipment	(42,696)	(244,594)

Net cash (used) by investing activities	(1,132,949)	(18,889,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	75,410,201	12,680,229
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,027,771	4,747,728
Dividends paid to stockholders	(399,101)	(731,686)

Net cash provided by financing activities	77,038,871	16,696,271

Net increase (decrease) in cash and due from banks	77,472,158	(447,724)

Cash and due from banks, beginning	14,451,113	18,065,881

Cash and due from banks, ending	$91,923,271	17,618,157

See notes to unaudited condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Three Months Ended March 31, 2010
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements.
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bancorp, Inc.’s 2009 Annual Report to Shareholders.
December 31, 2009 Balance Sheet Presentation.
The condensed balance sheet at December 31, 2009 has been taken from the audited balance sheet at that date.
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

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
As of and For the Three Months Ended March 31, 2010
2. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and federal funds sold	$94,473	94,473	$30,901	30,901
Securities:
Available-for-sale	27,421	27,421	33,326	33,326
Held-to-maturity	158,475	159,131	143,957	145,326
Non-marketable	900	900	900	900

Loans, net of allowance	213,308	212,232	207,113	206,563

Financial liabilities
Deposits	458,278	459,052	382,868	382,586
Federal funds purchased and securities sold under agreements to repurchase	10,461	10,461	8,434	8,434
3. SUBSEQUENT EVENTS
The Company assessed events occurring subsequent to March 31, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidate financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan”, “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, those described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and without limitation, (i) the Company’s ability to effectively execute its business plans; (ii) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (iii) rapid fluctuations or unanticipated changes in interest rates; (iv) continuation of the historically low short-term interest rate environment; (v) increased competition with other financial institutions in the markets that the Company serves; (vi) continuing consolidation in the financial services industry; (vii) losses, customer bankruptcy, claims and assessments; (viii) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy; (ix) possible negative effects from the sizable oil spill off the coast of Louisiana in late April 2010; and (x) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
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

Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation and Bauer Financial has given the Bank a 5-Star rating for the 66th consecutive quarter indicating that Merchants & Marine Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the SEC, the Federal Reserve and the FDIC. At March 31, 2010, the Company’s assets totaled $528 million and it employed 143 persons on a full-time equivalent basis.
Hurricane Katrina hit the Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the challenges still facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business and staffing needs.
Katrina also had its effects on the Company’s financial statements. The Company experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature. Beginning in the last two quarters of 2007, and continuing through the first quarter of 2010, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and core deposits growth has leveled off. However, the Company has recently experienced a significant growth in deposits, during the first quarter of 2010, due to public depository funds.
In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana causing a sizeable oil spill. We are uncertain at this time of the future impact of the oil spill, if any, on our financial condition or results of operations but will continue to monitor and take appropriate steps to respond to the situation.
Earnings Highlights
The Company’s net income for the first quarters of 2010 and 2009 was $768,000, a decrease of 45.9% when compared to the first quarter of 2008. The Company’s net income for the first quarter of 2008 was $1,419,000, a 1.7% decrease when compared to $1,716,000 for the first quarter of 2007. The following discussions, tables, and the accompanying financial statements presented outline the change in earnings from the first quarter of 2009, 2008 and 2007. Return on average assets was 0.6%, 0.7% and 1.2%, for first quarter-end 2010, 2009 and 2008, respectively. Return on average equity was 6.0%, 6.3% and 11.5%, in the first quarter of 2010, 2009 and 2008, respectively. Earnings per share were $0.58 in the first quarters of 2010 and 2009, compared to $1.07 in the first quarter of 2008.
Earning Assets
A detailed comparison of the Company’s average earning assets for the first quarters of 2010, 2009 and 2008 is presented in Table 1 of this report. The Company’s earning assets include loans, investments, and federal funds sold. Average earning assets for the first quarter of 2010 totaled $393,113,000 compared to $398,505,000 in 2009, and compared to $411,890,000 at quarter-end 2008. Average net loans increased by $9,113,000 in the first quarter of 2010 and decreased by $245,000 and $877,000 in first quarter of 2009 and 2008, respectively. Average securities increased by $13,116,000 in the first quarter of 2010 and decreased by $5,560,000 and $42,068,000 in the first quarters of 2009 and 2008, respectively. Average federal funds sold decreased by $27,921,000, or 79.2% and $7,580,000, or 17.7% in the first quarters 2010 and 2009, compared to an increase of $10,710,000, or 33.4%, in the first quarter of 2008, respectively.

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
A bank’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest earning asset yields and interest bearing liability costs and the percentage of interest earning assets funded by interest bearing liabilities. The net interest margin, on a tax equivalent basis, was 3.3%, 3.5% and 3.6% in the first quarters of 2010, 2009 and 2008, respectively. The decreases in 2010, 2009 and 2008 are attributable to the decrease in volumes and rates of return on interest earning assets. Tax equivalent net interest income increased in the first quarter of 2010 by 0.4% and decreased in 2009 and 2008 by 7.9% and 14.9%, respectively.
Average net loans increased by 4.5% in the first quarter of 2010 and decreased by 0.1% and 0.4% in the first quarter of 2009 and 2008, respectively. Loan interest income increased by 0.4% in the first quarter of 2010 and decreased by 10.9% and 4.4% in the same period of 2009 and 2008, respectively. Loan yields dropped by 27, 82 and 32 basis points, in the first quarters of 2010, 2009 and 2008, respectively. Yields on average taxable securities in the first quarters of 2010 and 2009 equaled 3.2% and 4.4%, respectively, compared to 4.9% in the first quarter of 2008. Interest earned on average taxable securities declined by 24.4%, 16.2% and 19.9% in the first quarters of 2010, 2009 and 2008, due to decreased yields. Income on average tax-exempt securities increased 82.9% in the first quarter of 2010 due to increased volumes. Yields and income on average tax-exempt securities remained relatively unchanged in the first quarter of 2009 compared to the same period 2008. The average volume of all securities in the first quarter of 2010 increased by 8.4% and decreased in 2009 and 2008 by 3.4% and 20.3%, respectively, and total securities income decreased by 19.3% in 2010 as a result of lower rates earned. The average balance of federal funds sold decreased in the first quarter of 2010 and 2009 by 79.2% and 17.7% compared to an increase of 33.4% for the first quarter of 2008 when compared to the same period of 2007. Income from these funds decreased by 88.9% and 130.5% in the first quarter of 2010 and 2009, respectively, as a result of the decrease volumes.
Total average interest bearing liabilities increased by 22.4% in the first quarter of 2010, compared to a decrease of 5.7% in the first quarter of 2009, and an increase of 27.0% in the first quarter of 2008. Rates paid on these funds decreased 70, 78 and 77 basis points in the first quarter of 2010, 2009 and 2008, respectively. The decrease in rates paid on these funds and the decreased volumes resulted in a decrease in interest expense of $349,000 and $710,000 for the first quarter of 2010 and 2009, respectively. The increase in volumes was offset by the decrease in rates paid resulted in a decrease of $44,000 for the first quarter of 2008. Interest bearing checking, money market fund, and savings average balances increased by 41.7% for the first quarter of 2010 and decreased by 11.8% in the first quarter of 2009. The increase in 2010 is a result of gaining a public fund depository customer and the decrease in 2009 was primarily a result of losing a public fund depository customer that was subject to bid. Interest bearing checking, money market fund’s and savings accounts average balances increased by 37.1% for the first quarter of 2008. Average time deposit balances decreased by 4.0% in the first quarter of 2010 and increased by 11.9%, and 10.4%, in the first quarters of 2009 and 2008, respectively. The average rate paid on these funds was 2.0% and 3.2% for the first quarters of 2010 and 2009, respectively, compared to 4.3% for the first quarter of 2008. Interest expense on time deposits decreased by 39.7% and 15.6% in the first quarters of 2010 and 2009, respectively, because of lower rates paid. Interest expense increased by 10.7%, in the first quarter of 2008 as a result of increased rates paid and increases in volumes. Average federal funds purchased and securities sold under agreements to repurchase decreased by 18.6% and 32.2% in the first quarters of 2010 and 2009 compared to an increase of 28.7% in the first quarter of 2008. Interest rates paid on these funds decreased by 4 and 250 basis points for the first quarters of 2010 and 2009, while rates remained constant at 2.9%, in the first quarter of 2008. Interest expense decreased by 25.8% and 92.9% in the first quarters of 2010 and 2009, respectively, due to lower rates and volumes, compared to an increase in the first quarter of 2008 by 28.4% as a result of higher volumes. Tables 1 and 2 provide more information on the Company’s net interest income and rate and volume variances.

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
Loans
The largest component of the Company’s earning assets is its loan portfolio. Loans are the highest yielding asset category and also contain the largest amount of risk. Meeting the credit needs of Jackson and George Counties, with special emphasis on consumer and small business loans, continues to be the primary goal of the Company.
Average loans, net of unearned income, as a percentage of average earning assets, was 54.0%, 45.7% and 49.4% for the first quarters of 2010, 2009 and 2008, respectively. The average loan to deposit ratio was 52.2% and 54.3% at the end of the first quarters 2010 and 2009, respectively, and 52.1% at end of the first quarter of 2008. Average net loans increased by 4.5% in the first quarter of 2010 and decreased by 0.1% and 0.4% in the first quarters of 2009 and 2008, respectively, and loan interest income increased by 0.4% in the first quarter of 2010 and decreased by 10.9% and 4.4% in the first quarter of 2009 and 2008, respectively.
Loan growth in the real estate portfolio resulted in an increase in loans secured by real estate from $124,679,000 at first quarter-end 2008 and $136,680,000 at first quarter-end 2009 to $149,492,000 at first quarter-end 2010. Commercial and industrial loans and loans to municipal and local governments totaled $26,386,000, $27,648,000 and $31,804,000 at first quarter-end 2010, 2009 and 2008, respectively. Consumer loans totaled $33,939,000 at first quarter-end 2010, compared to $35,527,000 at first quarter-end 2009 and $40,067,000 at first quarter-end 2008. Other loans at first quarter-end 2010 increased slightly when compared to the same period in 2009.

Allowance for Loan Losses
Historical losses, trends and management’s opinion of the adequacy of the allowance for loan losses (“ALL”) determine the allocations made to the loan loss reserve. Management considers the following factors in determining the adequacy of the allowance: (1) periodic reviews of individual credits, (2) gross and net charge-offs, (3) loan portfolio growth, (4) historical levels of the allowance to total loans, (5) the value of collateral securing loans, (6) the level of past due and non-accruing loans, and (7) current and future economic conditions and their potential impact on the loan portfolio.
The allowance to total loans was 1.4% at first quarter-end 2010 and 1.5% at first quarter-end 2009, and 2008.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio and have not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. The Company’s management has determined that the balance of the allowance for loan losses is adequate to cover potential future losses. If economic conditions deteriorate beyond management’s current expectations, an increase to the provision for loan losses may be necessary. See Tables 8 and 9 for a detailed analysis of the Company’s allowance for loan losses.
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
Total non-performing assets totaled $4,425,000, $2,115,000 and $842,000, at first quarter-end 2010, 2009 and 2008, respectively. Non-performing assets, as a percentage of total loans, were 2.0% at the first quarter-end 2010, 1.0% at first quarter-end 2009 and 0.4% at first quarter-end 2008. Non-accrual loans and accruing loans over 90 days past due totaled $2,278,000 or 1.0% of total loans, $1,879,000, or 0.9% of total loans, and $713,000, or 0.04% of total loans, at first quarter-end 2010, 2009, and 2008, respectively. Other real estate totaled $2,147,000 or 1.0% of total loans, $236,000 or 0.1% of total loans, and $129,000, or 0.05% of total loans, at first quarter-end 2010, 2009 and 2008, respectively. The increase in non-performing assets was due to foreclosure on a large customer in the fourth quarter of 2009. See Table 10 for additional information concerning the Company’s non-performing assets.

Securities Available for Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets and had book values totaling $186,796,000, $148,528,000 and $167,954,000 for the first quarter-end 2010, 2009 and 2008, respectively. The large increase in securities in 2010 is a result of increases in deposits resulting from gaining a public fund depository customer.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available for sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affording the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and intermarket spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Accounting Standards Certification 320, Investments in Debt and Equity Securities, securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains, net of taxes, of $157,000, $4,000 and $49,000 were included in stockholders’ equity at first quarter-end 2010, 2009 and 2008, respectively. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs.
Yields on average taxable securities in the first quarter of 2010 and 2009 equaled 3.2% and 4.4%, compared to 4.9% in the first quarter of 2008. Interest earned on average taxable securities declined by 24.4%, 16.2% and 19.9% in the first quarters of 2010, 2009 and 2008, due to decreased yields. Income increased on average tax-exempt securities by 82.9% in the first quarter of 2010 due to higher volumes but yields decreased by 36 basis points compared to first quarter-end 2009. Yields and income on average tax-exempt securities remained relatively unchanged in the first quarter of 2009 compared to the same period 2008. The average volume of all securities increased by 8.4% and income decreased by 19.3% in the first quarter of 2010, compared to decreases of 3.4% and 20.3% in the first quarters of 2009 and 2008, respectively, and total securities income decreased by 15.4% as a result of lower volumes and lower rates earned in 2009. The average balance of federal funds sold decreased in the first quarters of 2010 and 2009 by 79.2% and 17.7%, respectively, compared to an increase of 33.4% for the first quarter of 2008. Income from these funds decreased by 88.9% and 130.5% in the first quarters of 2010 and 2009, respectively, as a result of the decrease volumes and the 285 basis points drop in rates earned in 2009. The decrease in volumes in the first quarter of 2010 is a result of the excess funds being placed in a Federal Reserve Excess Balance account.
See Tables 4 and 5 for more information about the Company’s securities portfolio composition yields and maturity distributions.
Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits increased by 8.9% at first quarter-end 2010 and decreased by 4.2%, and 10.5% at first quarter-end 2009 and 2008, respectively. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.

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
Average federal funds purchased and securities sold under agreement to repurchase represent 2.6%, 3.5% and 4.9% of total average deposits for the years 2010, 2009, and 2008, respectively, at first quarter-end. See Table 13 for more information concerning the Company’s short-term borrowings.
Off Balance Sheet Arrangements
As of March 31, 2010, the Company had unfunded loan commitments outstanding of $12,429,000 and outstanding standby letters of credit of $258,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds and a detailed statement of cash flows can be found in the accompanying notes to the financial statements.
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
The Company also has a defined benefit plan for substantially all of its employees, as well as former employees, who have retired from the Company; consequently, the Company is contractually obligated to pay these benefits to its retired employees. As of December 31, 2009, the plan was underfunded by $1,907,000, compared to an underfunded amount of $1,832,000 at year-end 2008. The underfunded status is the result of poor market conditions and the performance of the plan’s investment assets. Management is monitoring the funded status of its defined benefit plan closely and is prepared to contribute additional funding to the plan if deemed necessary. See Notes to Financial Statements — Note 8.

Risk-Based Capital/Stockholders’ Equity
The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 20.8% at March 31, 2010, 21.4% at March 31, 2009, and 19.1% at March 31, 2008. Tier 1 risk-based was 19.7% at March 31, 2010, 20.1% at March 31, 2009, and 19.1% at March 31, 2008. The leverage ratio at March 31, 2010 was 11.0%, 11.5% at March 31, 2009 and 10.1% at March 31, 2008.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.
Stockholders’ equity to total assets at first quarter-end 2010, 2009 and 2008 was 9.7%, 10.9% and 10.1%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, commissions, charges and other fees. Service charges on deposit accounts income increased by 6.2% in the first quarter of 2010 and decreased by 12.2% in the first quarter 2009, compared to an increase of 7.1% in the first quarter of 2008. These fees are generated from customer accounts and are affected by the number of accounts, and the balances of accounts subject to service charges. Miscellaneous income for the first quarter of 2010 increased by 14.5% and decreased by 21.0% for the first quarter of 2009, compared to an increase of 25.7% for the first quarter of 2008.
With deposit related costs constantly increasing, the Company continues to analyze means to increase non-interest income and continues to seek new sources for additional fee income.

Non-Interest Expense
The Company’s goal is to enhance customer service through efficient and effective delivery of its products and services. Enhancing operational resources, while containing overhead expenses is a top priority of the Company. While interest expense is one of the largest expenses of the Company, employees’ salaries, equipment and building expenses, legal fees, FDIC insurance, and other expenses combined make up the largest category of the Company’s expenses. Proper management of these costs is extremely important to the profitability of the Company.
Salary and employee benefits expense increased in the first quarters of 2010 and 2009 by 3.3% and 11.4%, respectively, compared to an increase of 10.2% in the first quarter of 2008. The increase in 2009 is attributed to increases in employee raises and an increase in the defined benefit pension plan expense. Occupancy and equipment expense increased by 2.9% and 15.5% in the first quarters 2010 and 2009, respectively, compared to a decrease of 2.7% in the first quarter 2008. The large increase in 2009 is attributable to the depreciation of several of the Company’s branches that have been remodeled. Miscellaneous expenses increased by 7.9% in the first quarter of 2010 and decreased by 14.9% when comparing first quarter-end 2009 to 2008. The main reason for the increase in the first quarter of 2010 is due to an increase in FDIC insurance assessments. The FDIC began increasing deposit premiums in 2009 in order to replenish its reserve funds.
Income Taxes
Income tax expense totaled $246,000, $336,000 and $492,000, for the first quarter-ended 2010, 2009 and 2008, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first quarter ended March 31, 2010, 2009, and 2008:

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest-earning assets:
Loans, net of unearned income	$212,286	$3,484	6.56%	$203,173	$3,469	6.83%	$203,418	$3,892	7.65%
Securities held to maturity:
Taxable	125,344	1,061	3.39%	103,744	1,252	4.83%	138,448	1,749	5.05%
Exempt from Federal income tax	19,267	150	3.11%	9,465	82	3.47%	9,049	79	3.49%
Securities available for sale:
Taxable	28,900	181	2.51%	46,886	391	3.34%	18,158	211	4.65%
Federal funds sold and securities purchased under agreements to resell	7,316	2	0.11%	35,237	18	0.20%	42,817	326	3.05%

Total interest-earning assets	$393,113	$4,878	4.96%	$398,505	$5,212	5.23%	$411,890	$6,257	6.08%
Non interest-earning assets:
Cash and due from banks	51,580			18,069			27,664
Bank premises and equipment	16,659			17,765			14,954
Other assets	15,198			13,742			14,061
Allowance for possible loan losses				(3,093)			(3,101)

Total assets	$476,550			$444,988			$465,468

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

	Quarter ended March 31,
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$9,113	(27)	$9,086	$(245)	$(423)	$(668)
Investment securities:
Taxable	21,600	(144)	21,456	(34,704)	(497)	(35,201)
Exempt from Federal income tax	9,802	(36)	9,766	416	3	419
Securities available for sale:
Taxable	(17,986)	(83)	(18,069)	28,728	180	28,908
Federal funds sold and securities purchased under agreements to resell	(27,921)	(9)	(27,930)	(7,580)	(308)	(7,888)

Total	$(5,392)	$(299)	$(5,691)	$(13,385)	$(1,045)	$(14,430)

Interest expense on:
DDA & Savings	$74,112	$(30)	$74,082	$(23,804)	$(396)	$(24,200)
Time deposits	(4,487)	(117)	(4,604)	11,943	(184)	11,759
Federal funds purchased, and securities sold under agreements to repurchase	(2,454)	(4)	(2,458)	(6,282)	(130)	(6,412)

Total	$67,171	$(151)	$67,020	$(18,143)	$(710)	$(18,853)

Changes in net interest income-tax equivalent	$(72,563)	$(148)	$(72,711)	$4,758	$(335)	$4,423

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

	March 31,
	2010	2009	2008

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$27,268	$56,245	$8,992
Obligations of states and political subdivisions	—	—	—
Mortgage-backed securities	—	—	—
Other securities	153	72	72

Total securities available for sale	$27,421	$56,317	$9,064

Investment securities
U. S. Treasury and other U. S. Government agencies	$136,205	$82,009	$149,590
Obligations of states and political subdivisions	22,270	9,602	8,700
Mortgage-backed securities	—	—	—
Other securities	900	600	600

Total investment securities	159,375	92,211	158,890

Total securities available for sale and investment securities	$186,796	$148,528	$167,954

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at March 31, 2010:

	Maturing
			After		After 5 Yrs
	Within		1 Yr But		But Within		After 10 Yrs.
	1 Year		Within 5 Yrs		10 Yrs				Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$7,045	1.27%	$12,593	2.19%	$7,630	3.43%	$—	0.00%	$27,268
Other securities	153	0.00%	—	0.00%	—	0.00%	—	0.00%	153

Total securities available for sale	$7,198	1.27%	$12,593	2.19%	$7,630	3.43%	$—	0.00%	$27,421

Investment securities
U.S. Treasury and other U.S. Government agencies	$4,992	5.02%	$85,111	3.13%	$38,387	3.43%	$7,715	3.06%	$136,205
Obligations of states and political subdivisions	673	4.97%	11,443	4.18%	7,879	4.36%	2,275	6.21%	22,270
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$6,565	4.98%	$96,554	3.25%	$46,266	3.56%	$9,990	4.88%	$159,375

Total securities available for sale and investment securities	$13,763	3.11%	$109,147	3.10%	$53,896	3.45%	$9,990	4.88%	$186,796

At March 31, 2010, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $22.3 million and a market value of $22.8 million. The yield on obligations of states and and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES ANALYSIS

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2010				MARCH 31, 2010
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$27,111,485	$193,872	$(37,090)	$27,268,267	$136,204,554	$683,800	$(510,584)	$136,377,770
STATE AND MUNICIPAL SECURITIES	—	—	—	—	22,270,290	581,475	(98,344)	22,753,421

OTHER SECURITIES	71,979	81,224	—	153,203	900,000	—	—	900,000

TOTAL	$27,183,464	$275,096	$(37,090)	$27,421,470	$159,374,844	$1,265,275	$(608,928)	$160,031,191

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2009				MARCH 31, 2009
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$56,238,991	$199,650	$(214,728)	$56,223,913	$82,008,699	$1,551,688	$—	$83,560,387
STATE AND MUNICIPAL SECURITIES	—	—	—	—	9,601,849	275,870	(19,570)	9,858,149

OTHER SECURITIES	71,979	21,596	—	93,575	600,000	—	—	600,000

TOTAL	$56,310,970	$221,246	$(214,728)	$56,317,488	$92,210,548	$1,827,558	$(19,570)	$94,018,536

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2008				MARCH 31, 2008
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$8,991,690	$40,850	$—	$9,032,540	$149,591,870	$2,967,324	$(12,440)	$152,546,754
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,699,992	140,415	(5,666)	8,834,741

OTHER SECURITIES	71,979	33,377	—	105,356	600,000	—	—	600,000

TOTAL	$9,063,669	$74,227	$—	$9,137,896	$158,891,862	$3,107,739	$(18,106)	$161,981,495

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the first quarter indicated are shown in the following table classified by type of loans:

	2010	2009	2008

Commercial & Industrial	$26,386	$27,648	$31,804
Real Estate	149,492	136,680	124,679
Consumer Loans	33,939	35,527	40,067
Other Loans	6,629	5,486	6,528

Total Loans	$216,446	$205,341	$203,078

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of March 31, 2010 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$21,393
Over 3 months through 12 months	32,768
Over 1 year through 5 years	154,012
Over 5 years	5,999

Over 1 year but variable rate	—

Total Loans	$214,172

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended March 31,
	2010	2009	2008

Beginning Balance	$3,100	$3,100	$3,100

Charge Offs:
Commercial & Industrial	43	9	13
Real Estate	30	16	2
Consumer	230	117	165
Other	—	—	—

Total Charge Offs	303	142	180

Recoveries:
Commercial & Industrial	17	5	13
Real Estate	17	—	146
Consumer	137	63	72
Other

Total Recoveries	171	68	231

Net Charge Offs	132	74	(51)
Provision for Possible Losses	132	74	(51)

Ending Balance	$3,100	$3,100	$3,100

Total Loans Outstanding	$216,446	$205,341	$203,078

Average daily loans	$212,286	$203,173	$203,418

Percentages:	2010	2009	2008
Allowance for loan losses to end of quarter total loans	1.43%	1.51%	1.53%
Allowance for loan losses to average loans	1.46%	1.53%	1.52%
Allowance for loan losses to nonperforming assets	70.06%	146.57%	368.17%
Net charge offs to average loans	0.062%	0.036%	-0.025%

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

			March 31,
	2010		2009		2008
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	7.06	$219	7.68	$238	15.7	$485
Real Estate	61.81	1,916	28.9	896	61.4	1,903
Consumer	22.52	698	23.23	720	19.7	612
Other	8.61	267	24.39	756	3.2	100
Unallocated	—	—	15.81	490	—	—

	100%	$3,100	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the first quarter of the years indicated.

	2010	2009	2008
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$2,278	$1,879	$713
Other Real Estate	2,147	236	129

	$4,425	$2,115	$842

Nonperforming Assets as % of Total Loans	2.04%	1.03%	0.41%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	1.05%	0.92%	0.35%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended March 31,
	2010	2009	2008

Non-interest bearing deposits	$47,993	$84,525	$89,073
Interest-bearing deposits	251,995	177,883	201,687
Interest-bearing time deposits	107,028	111,515	99,572

Total	$407,016	$373,923	$390,332

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at March 31, 2010 are summarized in the following table:

Time remaining until maturity
3 months or less	$18,575
Over 3 through 6 months	14,359
Over 6 through 12 months	18,866
Over 12 months	6,642

Total	$58,442

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at March 31, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	March	Average	Interest	Month-End
	Balance	Balance	Rate*	Balance

2010
Federal funds purchased and securities sold under agreements to repurchase	$10,641	$10,745	0.26%	$10,641

2009
Federal funds purchased and securities sold under agreements to repurchase	$15,665	$13,199	0.30%	$15,665

2008
Federal funds purchased and securities sold under agreements to repurchase	$36,225	$19,481	2.87%	$36,225

*	on daily average balance

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of March 31, 2010, based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$21,393	$32,768	$154,012	$5,999	$214,172
Investment securities	2,995	3,570	96,554	56,256	159,375
Securities available for sale	153	7,045	12,593	7,630	27,421
Federal funds sold and securities purchased under agreements to resell	2,550	—	—	—	2,550

Total interest-earning assets	27,091	43,383	263,159	69,885	403,518
Non-interest-earning assets				125,173	125,173

Total assets	$27,091	$43,383	$263,159	$195,058	$528,691

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$25,572	$82,399	$176,162	$—	$284,133
Time deposits	24,689	58,942	16,001	—	99,632
Federal funds purchased, and securities sold under agreements to repurchase	10,641	—	—	—	10,641

Total interest-bearing liabilities	60,902	141,341	192,163	—	394,406
Non-interest-bearing deposits	12,729	37,439	24,710	—	74,878
Other liabilities				8,477	8,477
Stockholders’ equity				50,930	50,930

Total liabilities and stockholders’ equity	$73,631	$178,780	$216,873	$59,407	$528,691

Interest sensitive gap	$(46,540)	$(135,397)	$46,286	$135,651
Cumulative interest sensitive gap	$(46,540)	$(181,937)	$(135,651)	$(0)
Cumulative interest sensitive gap as a percent of total assets	-8.80%	-34.41%	-25.66%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of March 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
		ONE TO
	ONE YEAR	THREE	THREE TO	OVER FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$165,145	$100,523	$93,343	$—	$359,011
Consumer certificates of deposit	83,631	11,383	4,618	—	99,632
Federal funds borrowed & repurchase agreements	10,641	—	—	—	10,641
Operating leases					—
Purchase obligations	—	—	—	—	—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of March 31, 2010:

		ONE TO
	ONE YEAR	THREE	THREE TO	OVER FIVE
	OR LESS	YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$5,222	$349	$36	$—	$5,607
Residential real estate	407	—	—	—	407
Revolving home equity and credit card lines	20	138	867	—	1,025
Other	5,390	—	—	—	5,390
Standby letters of credit	258	—	—	—	258

Item 4T.	Controls and Procedures
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
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
The following risk factor supplements the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009:
The recent oil spill in the Gulf of Mexico could negatively affect our local economics and property values in our markets, which could have an adverse effect on our business or results of operations.
In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. A sizeable oil spill has now developed in the Gulf of Mexico and additional oil continues to leak daily from the well. Containment efforts are underway, but the oil spill may impact the coast of Mississippi. The oil spill could have a direct negative impact on the condition and value of beachfront and coastal properties and numerous industries within our market area and could have a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3:	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5:	Other Information
None
Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS & MARINE BANCORP, INC.
Date: May 17, 2010	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: May 17, 2010	By:	/s/ Elise Bourgeois
Elise Bourgeois, Chief Financial Officer
Principal Financial and Accounting Officer