Form 10-Q
period 2010-06-30
Merchants & Marine Bancorp, Inc.
filed 2010-08-16
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 16, 2010, 1,330,338 shares of Common Stock were outstanding.

Part 1. Financial Information
Item 1. Financial Statements
MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks (non-interest bearing)	$36,532,635	14,451,113
Federal funds sold	10,070,000	16,450,000
Securities:
Available for sale, at market value	48,281,020	33,325,635
Held to maturity, at amortized cost	160,362,888	143,957,199
Non-marketable equity securities	900,060	900,060
Loans, less allowance for loan losses of $3,133,000 and $3,100,000, respectively	213,251,011	207,113,223
Property and equipment, net of depreciation	16,133,601	16,778,718
Other real estate owned	1,698,181	2,194,611
Accrued income	2,283,916	2,499,639
Other assets	13,534,626	12,803,687

TOTAL ASSETS	$503,047,938	450,473,885

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$75,087,667	77,614,260
Interest bearing demand, savings, money market, and other time	355,510,779	305,253,753

Total deposits	430,598,446	382,868,013
Federal funds purchased and securities sold under agreements to repurchase	10,756,392	8,433,632
Accrued expenses and other liabilities	9,515,924	8,187,322

Total liabilities	450,870,762	399,488,967

Stockholders’ Equity:
Common stock — $2.50 par value; 5,000,000 shares authorized; 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	36,732,778	35,560,524
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	235,287	215,284
Unrealized (loss) on defined benefit pension plan	(2,616,734)	(2,616,735)

Total stockholders’ equity	52,177,176	50,984,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,047,938	450,473,885

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$3,604,110	$3,471,153	$7,087,973	$6,940,453
Interest on investment securities:
Taxable	1,315,797	1,342,109	2,545,129	2,986,019
Exempt from federal income tax	151,458	109,001	313,732	190,657
Interest on federal funds sold	20,878	18,064	39,216	35,638

Total interest income	5,092,243	4,940,327	9,986,050	10,152,767

Interest Expense:
Interest on deposits	920,712	1,315,845	1,915,141	2,658,636
Interest on federal funds purchased and securities sold under agreements to repurchase	4,873	12,154	12,024	21,799

Total interest expense	925,585	1,327,999	1,927,165	2,680,435

Net interest income	4,166,658	3,612,328	8,058,885	7,472,332
Provision for loan losses	244,242	60,493	376,106	134,883

Net interest income after provision for loan losses	3,922,416	3,551,835	7,682,779	7,337,449

Non-Interest Income:
Service charges	1,142,825	1,023,620	2,146,317	1,968,864
Miscellaneous	652,273	629,220	1,195,362	1,103,521

Total non-interest income	1,795,098	1,652,840	3,341,679	3,072,385

Non-Interest Expense:
Salaries and employee benefits	1,801,648	1,822,964	3,921,723	3,875,107
Premises	758,246	800,597	1,542,740	1,562,637
Miscellaneous	1,495,403	1,268,237	2,884,191	2,554,986

Total non-interest expense	4,055,297	3,891,798	8,348,654	7,992,730

Income before income taxes	1,662,217	1,312,877	2,675,804	2,417,104

Provision for income taxes	506,589	500,407	752,359	836,144

NET INCOME	$1,155,628	$812,470	$1,923,445	$1,580,960

NET INCOME PER COMMON SHARE	$0.87	$0.61	$1.45	$1.19

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net income	$1,155,628	$812,470	$1,923,445	$1,580,960

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	78,203	(52,345)	20,003	(263,653)

Comprehensive income	$1,233,831	$760,125	$1,943,448	$1,317,307

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,882,792	$1,580,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	716,075	710,330
Provision for loan losses	376,106	134,883
Write-down of other real estate owned	—	80
Net premium amortization (discount accretion)	38,415	21,782
Reinvested earnings on securities	(869)	(40,944)
Decrease in accrued income receivable	215,723	698,967
(Decrease) in interest payable	(60,089)	(105,978)
(Gain) on disposition of property and equipment	(90,870)	(27,500)
(Gain) on sale of securities	(230,761)	—
Net change in other assets and liabilities	1,001,179	217,283

Net Cash Provided by Operating Activities	3,847,701	3,189,863

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold	6,380,000	(15,583,000)
Purchase of securities available for sale	(51,930,830)	(52,262,575)
Proceeds from sales and maturities of securities available for sale	37,232,500	26,275,000
Purchase of securities held to maturity	(99,159,221)	(60,207,613)
Proceeds from maturities of securities held to maturity	82,720,000	96,952,593
Purchase of other equity securities	—	(300,000)
Net (increase) decrease in loans	(6,448,492)	(9,338,294)
Purchase of property and equipment	(92,239)	(426,389)
Proceeds from sale of property and equipment	543,180	182,500

Net Cash (Used) in Investing Activities	(30,755,102)	(14,707,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	47,730,433	9,972,276
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,322,760	1,174,516
Dividends paid to stockholders	(1,064,270)	(1,064,270)

Net Cash Provided by Financing Activities	48,988,923	10,082,522

Net Increase (Decrease) in Cash and Due from Banks	22,081,522	(1,435,393)

Cash and Due From Banks, Beginning	14,451,113	18,065,881

Cash and Due From Banks, Ending	$36,532,635	$16,630,488

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Six Months Ended June 30, 2010
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bancorp, Inc.’s 2009 Annual Report to Shareholders.
December 31, 2009 Balance Sheet Presentation.
The condensed consolidated balance sheet at December 31, 2009 has been taken from the audited balance sheet at that date.
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

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
As of and For the Six Months Ended June 30, 2010
2. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and federal funds sold	$46,603	46,603	$30,901	30,901
Securities:
Available-for-sale	48,281	48,281	33,326	33,326
Held-to-maturity	160,363	162,895	143,957	145,326
Non-marketable	900	900	900	900

Loans, net of allowance	213,251	212,926	207,113	206,563

Financial liabilities
Deposits	430,598	432,327	382,868	382,586
Federal funds purchased and securities sold under agreements to repurchase	10,756	10,756	8,434	8,434
3. SUBSEQUENT EVENTS
We have evaluated events subsequent to the balance sheet date through July 26, 2010, and determined there have not been any events which would require adjustment to our unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan”, “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially includes those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and those described in Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and in “Item 1A “Risk Factors” of this report and without limitation, (i) the Company’s ability to effectively execute its business plans; (ii) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (iii) rapid fluctuations or unanticipated changes in interest rates; (iv) continuation of the historically low short-term interest rate environment; (v) increased competition with other financial institutions in the markets that the Company serves; (vi) continuing consolidation in the financial services industry; (vii) losses, customer bankruptcy, claims and assessments; (viii) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; (ix) possible negative effects from the sizable oil spill off the coast of Louisiana in late April 2010; and (x) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
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

Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Bank, a state-chartered institution since 1932, is a full service, federally insured bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation and Bauer Financial has given the Bank a 5-Star rating for the 67th consecutive quarter indicating that Merchants & Marine Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the SEC, the Federal Reserve and the FDIC. At June 30, 2010, the Company’s assets totaled $503 million and it employed 141 persons on a full-time equivalent basis.
Hurricane Katrina hit the Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the challenges still facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business and staffing needs.
Katrina also had its effects on the Company’s financial statements. The Company experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature. Beginning in the last two quarters of 2007 and continuing through the second quarter of 2010, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery purposes and core deposits growth has leveled off. However, the Company has recently experienced a significant growth in deposits, during the first two quarters of 2010, due to public depository funds.
The largest oil spill in U.S. history, the Deepwater Horizon oil spill, occurred on April 20, 2010. The oil well was capped in mid July after 172 million gallons entered the Gulf. The spill has had an immediate economic effect on tourism and a direct effect on residents who make their living from the seafood industry. We are uncertain at this time of the future impact of the oil spill, if any, on our financial condition or results for the year but will continue to monitor and take appropriate steps to respond to the situation.
Earnings Highlights
The Company’s net income for the second quarter of 2010 was $1,156,000, an increase of 42.2% from $812,000 for the second quarter of 2009. Year-to-date net income at June 30, 2010 was $1,923,000, compared to $1,581,000 for the same period of 2009, an increase of 21.6%. The following discussions, tables, and the accompanying financial statements outline the change in earnings from the first two quarters of 2010, 2009 and 2008. Return on average assets for the first two quarters of 2010 was 0.8%, compared to 0.7% for the same period of 2009, and 1.0% for the same period of 2008. Return on average equity was 7.5%, 6.4% and 10.0% in the first two quarters of 2010, 2009 and 2008, respectively. Year to date earnings per share in the first six months of 2010, 2009 and 2008 were $1.45, $1.19 and $1.86, respectively.

Earning Assets
A detailed comparison of the Company’s average earning assets for the second quarter of 2010, 2009 and 2008 is presented in Table 1 of this report. The Company’s interest-earning assets include loans, investments and federal funds sold. Average earning assets for the first two quarters of 2010 totaled $446,624,000 compared to $404,456,000 in 2009 and $422,628,000 for the same period in 2008. The increase in average earning assets in 2010 is a result of increases in deposits. Average net loans increased by $8,031,000 and $4,715,000 in the first two quarters of 2010 and 2009, respectively, compared to a decrease of $1,693,000 for the same period in 2008. Average securities increased by $30,030,000, or 18.7%, in 2010 and decreased by $18,901,000 and $39,663,000, at second quarter-end June 30, 2009 and 2008, respectively. The average balance of federal funds sold decreased by $30,647,000 and $3,986,000 for the second quarters of 2010 and 2009 and increased by $12,840,000 for the second quarter of 2008.
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
A Company’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest-earning asset yields and interest-bearing liability costs and the percentage of interest-earning assets funded by interest-bearing liabilities. The net margin, on a tax equivalent basis, was 3.2%, 3.3% and 3.5% for the second quarter of 2010, 2009 and 2008, respectively. The decreases in 2010 and 2009 are attributable to the decreases in rates of return on interest earning assets compared to 2008. Tax equivalent net interest income increased in the first two quarters of 2010 by 6.8% and decreased in the first two quarters of 2009 and 2008 by 13.1% and 10.1%, respectively.
Average net loans increased by 3.9% and 2.3% in the first two quarters of 2010 and 2009, compared to a decrease of 0.8% in the first two quarters of 2008. In the first two quarters of 2010, loan interest income increased by 0.8%, compared to decreases of 7.8% and 4.9% in 2009 and 2008. Loan yields were 6.6%, 6.8% and 7.5% in the first two quarters of 2010, 2009 and 2008, respectively. The changes in loan yields are related to market conditions. Loan yields respond to many factors, including cuts in the prime interest rate, Federal Reserve rate reductions and competition. Yields on average taxable securities equaled 3.2% in the first two quarters of 2010, compared to 4.5% in the first two quarters of 2009 and 4.9% in the first two quarters of 2008, due to decreased interest earnings. Yields on tax-exempt securities decreased by 11 basis points as maturing securities were reinvested in lower earning rate securities. The average volume of all securities increased by 18.7% in the first two quarters of 2010 compared to decreases of 10.5% and 18.2% in the first two quarters of 2009 and 2008, respectively. The increase in volumes of securities is directly related to increases in deposits during the first two quarters of 2010. Total securities income decreased by 8.6%, 24.7% and 21.8% in the first two quarters of 2010, 2009 and 2008, respectively. The average balance of federal funds sold decreased by $30,647,000 and $3,986,000 for the second quarters of 2010 and 2009 and increased by $12,840,000 for the second quarter of 2008. Income from these funds decreased by 86.1%, 93.4% and 29.1%, in the first two quarters of 2010, 2009 and 2008, respectively. The decrease in the first two quarters of 2010 is attributable to reinvesting a large portion of excess funds into a Federal Reserve EBA account, shown as other earning assets in Table 1. The decreases in 2009 and 2008 income were due to lower rates earned.

Total average interest bearing liabilities increased by 19.7% in the first two quarters of 2010 compared to decreases of 1.7% and 1.3% in the first two quarters of 2009 and 2008, respectively. Rates paid on these funds decreased by 71, 75 and 52 basis points in the first two quarters of 2010, 2009 and 2008. The decrease in the rates paid on these funds resulted in a decrease in interest expense of $753,000, $1,183,000 and $845,000 for the first two quarters of 2010, 2009 and 2008. Interest-bearing checking, money market funds and savings accounts average balances increased by 36.2% and decreased by 3.9% and 10.0% for the second quarter of 2009 and 2008, respectively. Interest expense decreased by 11.0%, 38.3% and 33.7%, in the first two quarters of 2010, 2009 and 2008. Average time deposit balances decreased by 2.4% in the first two quarters of 2010 compared to increases of 10.3% and 14.8% in the first two quarters of 2009 and 2008, respectively. The average rate paid on these funds was 1.9%, 3.0% and 4.1% for the first two quarters of 2010, 2009 and 2008, respectively. Interest expense on time deposits decreased by 38.1%, 17.7% and 5.0% in the first two quarters of 2010, 2009 and 2008. Even though balances of these funds increased in the first two quarters of 2009 and 2008, the interest expense decreased as a result of lower rates paid. Average federal funds purchased and securities sold under agreements to repurchase decreased by 16.0% and 38.0% in the first two quarters of 2010 and 2009, compared to increases of 19.7%, for the first two quarters of 2008. Interest expense decreased by 45.4% or 12 basis points, in the first two quarters of 2010 and decreased 90.3%, or 180 basis points, in the first two quarters of 2009, due to lower rates paid and volumes. Interest expense increased by 54.7%, in the first two quarters 2008, due to higher volumes and rates paid. Tables 1 and 2 provide more information on the Company’s net interest income and rates.
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
Average loans, net of unearned income, as a percentage of average earning assets, was 47.8%, 50.8% and 47.5%, for the first two quarters of 2010, 2009 and 2008, respectively. The average loan-to-deposit ratio was 50.2%, 54.2% and 50.4% at June 30, 2010, 2009 and 2008, respectively. Average net loans increased by $8,031,000, or 3.9%, at June 30, 2010, compared to June 30, 2009, and increased by $4,715,000, or 2.3%, at June 30, 2009, compared to June 30, 2008.

Loan growth in the real estate portfolio resulted in an increase in loans secured by real estate from $141,329,000, at second quarter-end 2009, to $152,181,000, at second quarter-end 2010. Real estate loans increased by $18,461,000, at second quarter-end 2009 compared to second quarter-end 2008. Commercial and industrial loans and loans to municipal and local governments totaled $31,942,000, $31,502,000 and $34,230,000 at the second quarter-end 2010, 2009 and 2008, respectively. Consumer loans decreased from $39,458,000 and $37,835,000 at second quarter-end 2008 and 2009, respectively, to $32,245,000 at second quarter-end 2010. See Tables 6 and 7 for a comparison of the loan portfolio’s composition and maturity breakdown.
Allowance for Loan Losses
Historical losses, trends and management’s opinion of the adequacy of the allowance for loan losses (ALL) determine the allocations made to the loan loss reserve. Management considers the following factors in determining the adequacy of the allowance: (1) periodic reviews of individual credits, (2) gross and net charge-offs, (3) loan portfolio growth, (4) historical levels of the allowance to total loans, (5) the value of collateral securing loans, (6) the level of past due and non-accruing loans and (7) current and future economic conditions and their potential impact on the loan portfolio.
The allowance to total loans was 1.4% at second quarter-end 2010, 1.5% at second quarter-end 2009 and 1.6% at second quarter-end 2008.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio and are yet to be identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. Company management has determined that the balance of the ALL is adequate to cover potential future losses. The provision for loan losses totaled $376,000, $135,000 and $72,000 for the first two quarters of 2010, 2009 and 2008, respectively. If economic conditions deteriorate beyond management’s current expectations, an increase to the provision for loan losses may be necessary. See Tables 8 and 9 for a detailed analysis of the Company’s allowance for loan losses.
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
The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. The Company uses the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group and new banking laws or regulations. After assessing applicable factors, management evaluates the aggregate unallocated amount based on its experience.
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
Total non-performing assets totaled $ 4,175,000, $2,940,000 and $822,000 at June 30, 2010, 2009 and 2008, respectively. Non-performing assets, as a percentage of total loans, were 2.0% at June 30, 2010, 1.5% at June 30, 2009, and 0.4% at June 30, 2008. Non-accrual loans and accruing loans over 90 days past due totaled $2,477,000, or 1.1% of total loans, $2,839,000, or 1.4% of total loans, and $692,000, or 0.4% of total loans, at June 30, 2010, 2009 and 2008, respectively. Other real estate totaled $1,698,000, or 0.8% of total loans, at June 30, 2010, $101,000, or 0.1% of total loans at June 30, 2009 and $130,000, or 0.1% of total loans, at June 30, 2008. See Table 10 for additional information concerning the Company’s non-performing assets.
Securities Available-for-Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets. Securities had book values totaling $209,544,000, $166,512,000 and $201,133,000, for the second quarter-end 2010, 2009 and 2008, respectively. The large increase in securities in 2010 is a result of increases in deposits resulting from gaining public fund depository customers.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available-for-sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affords the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and inter-market spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Accounting Standards Codification 320, Investment in Debt and Equity Securities, securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains, net of taxes, of $235,000 were included in stockholders’ equity at second quarter-end 2010, compared to losses, net of taxes of $48,000, and $140,000 were included in stockholders’ equity at second quarter-end 2009 and 2008, respectively. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs.
Yields earned on average taxable securities equaled 3.2% in the second quarter of 2010 compared to 4.5% in the second quarter of 2009 and 4.9% in the second quarter of 2008. Yields on tax-exempt securities decreased by 21 basis points in the second quarter of 2010 compared to the same prior year period, as maturing securities were reinvested in lower earning rate securities. The average volume of all securities increased by 18.7% in the first two quarters of 2010, compared to decreases of 20.6% and 18.2% in the first two quarters of 2009 and 2008, respectively. The increase in volumes of securities is directly related to an increase in public deposits during the period. Total securities income decreased by 8.6%, 24.7% and 21.8% in the first two quarters of 2010, 2009 and 2008, respectively. The decreases are attributed to lower yields. The average balance of federal funds sold decreased by $30,647,000, or 79.5%, at second quarter-end 2010, and $3,986,000, or 9.4%, at second quarter-end 2009, compared to an increase of $12,840,000, or 43.3%, at second quarter-end 2008. Income from these funds decreased by 86.1%, 93.4% and 29.1%, in the first two quarters of 2010, 2009 and 2008, respectively. As mentioned earlier, the large decrease in federal funds sold during the first two quarters of 2010 was due to a reinvestment of excess funds into a Federal Reserve EBA account. The decreases in 2009 and 2008 income are due to lower rates earned.

See Tables 3, 4 and 5 for more information about the Company’s securities portfolio composition yields and maturity distributions.
Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings, and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits increased by $46,297,000, or 12.2%, for second quarter-end 2010, compared to decreases of $19,670,000, or 4.9%, and $41,067,000, or 9.3%, for second quarter-end 2009 and 2008, respectively. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
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
Average federal funds purchases and securities sold under agreement to repurchase represented 2.6%, 3.5% and 5.3% of total average deposits for the second quarter-end 2010, 2009 and 2008, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Off-Balance Sheet Arrangements
As of June 30, 2010, the Company had unfunded loan commitments outstanding of $17,652,000 and outstanding standby letters of credit of $258,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds, and a detailed statement of cash flows can be found in the accompanying financial statements.

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
The Company also enters into agreements to extend loans and issues standby letters of credit. These contractual obligations are detailed in Table 15.
The Company also has a defined benefit plan for substantially all of its employees, as well as former employees, who have retired from the Company; consequently, the Company is contractually obligated to pay these benefits to its retired employees. As of December 31, 2009, the plan was under-funded by $1,907,000, compared to an under-funded amount of $1,832,000 at year-end 2008. The under-funded status is the result of poor market conditions and the performance of the plan’s investment assets. Management is monitoring the funded status of its defined benefit plan closely and is prepared to contribute additional funding to the plan if deemed necessary.
Risk-Based Capital/Stockholders’ Equity
The Company places a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 20.4%, 21.1% and 21.4% at second quarter-end 2010, 2009 and 2008, respectively. The Tier 1 risk-based capital ratio was 19.2% at second quarter-end 2010, 19.8% at second quarter-end 2009 and 20.1% at second quarter-end 2008. The leverage ratio was 10.8%, 11.5% and 10.5% at second quarter-end 2010, 2009 and 2008, respectively.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.
Stockholders’ equity to total assets at second quarter-end 2010, 2009 and 2008 was 10.4%, 10.9% and 10.5%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, data processing income, commissions and charges, and other fees. Service charges on deposit accounts income increased in the first two quarters of 2010 by 9.0%, compared to a decrease in the first two quarters of 2009 by 6.9%, and an increase in the first two quarters of 2008 by 3.1%, respectively. The increase in 2010 is attributed to the increase in the number of accounts, and the balances of accounts subject to service charges. Miscellaneous income at second quarter-end 2010 increased 8.2%, compared to second quarter-end 2009 decreasing by 23.9% when compared to second quarter-end 2008. The increase in 2010 is due to recognized gains on sales of available for sale securities.

With deposit related costs constantly increasing, the Company continues to analyze means to increase non-interest income. The Company has revised its product pricing structure for 2010 and continues to seek new sources for additional fee income.
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
Salary and employee benefits expense increased 1.2%, 11.1% and 7.9% for the first two quarters of 2010, 2009 and 2008, respectively. The increases in 2009 and 2008 are attributed to increases in employee raises and an increase in the defined benefit pension plan expense. Occupancy and equipment expense decreased by 1.2% in the first two quarters of 2010, compared to increases of 14.9% and 8.3% in the first two quarters of 2009 and 2008, respectively. The large increase in 2009 is attributable to the depreciation of several of the Company’s branches that have been remodeled and the increase in 2008 was due to depreciation of the new main office. Miscellaneous expenses increased by 12.9% at second quarter-end 2010, compared to decreases of 26.1% at second quarter-end 2009, and an increase of 18.5% when comparing second quarter-end 2008 to quarter-end 2007. The main reason for the increase in the first two quarters of 2010 is due to an increase in FDIC insurance assessments and consultant fees. The FDIC began increasing deposit premiums in 2009 in order to replenish its reserve funds. The decrease in 2009 was due to a change in the computation of director’s deferred compensation and a reduction in professional fees. The increase in 2008 is related to a charitable donation of a piece of the Company’s property.
Income Taxes
Income tax expense totaled $752,000, $836,000 and $1,151,000 for the second quarter-end 2010, 2009 and 2008, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first two quarters ended June 30, 2010, 2009, and 2008:

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans, net of unearned income	$213,487	$6,994	6.55%	$205,456	$6,940	6.76%	$200,741	$7,527	7.50%
Securities held to maturity:
Taxable	138,635	2,184	3.15%	97,109	2,203	4.54%	150,254	3,671	4.89%
Exempt from Federal income tax	20,360	314	3.08%	10,999	181	3.29%	8,610	151	3.51%
Securities available for sale:
Taxable	31,499	400	2.54%	52,356	787	3.01%	20,501	387	3.78%
Other interest earning assets	34,754	35	0.20%	—	—	0.00%	—	—	0.00%
Federal funds sold and securities purchased under agreements to resell	7,889	5	0.13%	38,536	36	0.19%	42,522	547	2.57%

Total interest-earning assets	$446,624	$9,932	4.45%	$404,456	$10,147	5.02%	$422,628	$12,283	5.81%
Non interest-earning assets:
Cash and due from banks	17,386			17,186			27,183
Bank premises and equipment	16,499			17,682			15,203
Other assets	18,165			13,860			14,311
Allowance for possible loan losses	(3,090)			(3,090)			(3,094)

Total assets	$495,584			$450,094			$476,231

COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES (continued)
(Dollars in Thousands)

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities:
INT DDA, MMF & Savings	$238,590	$884	0.74%	$175,126	$993	1.13%	$182,318	$1,610	1.77%
Time deposits	107,568	1,031	1.92%	110,222	1,665	3.02%	99,917	2,024	4.05%
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	11,176	12	0.21%	13,298	22	0.33%	21,462	229	2.13%

Total interest-bearing liabilities	$357,334	$1,927	1.08%	$298,646	$2,680	1.79%	$303,697	$3,863	2.54%

Noninterest-bearing liabilities:
Deposits	78,943			93,456			116,239
Other liabilities	8,162			8,606			6,670

Total liabilities	444,439			400,708			426,606
Stockholder’s equity	51,145			49,386			49,625

Total liabilities and stockholders’ equity	$495,584			$450,094			$476,231

Net interest income/margin-tax equivalent		$8,005	3.23%		$7,467	3.32%		$8,420	3.54%

Tax equivalent adjustment:
Loans		81			99			104
Investment securities		314			181			166
Securities available for sale
Other

Total tax equivalent adjustment		395			280			270

Net interest income		$7,610			$7,187			$8,150

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

	Quarter ended June 30, 2010
	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$8,031	$54	$8,085	$4,715	$(587)	$4,128
Investment securities:
Taxable	41,526	(19)	41,507	(53,145)	(1,468)	(54,613)
Exempt from Federal income tax	9,361	133	9,494	2,389	30	2,419
Securities available for sale:
Taxable	(20,857)	(387)	(21,244)	31,855	400	32,255
Other interest earning assets	34,754	35	34,789	—	—	—
Federal funds sold and securities purchased under agreements to resell	(30,647)	(31)	(30,678)	(3,986)	(511)	(4,497)

Total	$42,168	$(215)	$41,953	$(18,172)	$(2,136)	(20,308)

Interest expense on:
Savings deposits	$63,464	$(109)	$63,355	$(7,192)	$(617)	$(7,809)
Time deposits	(2,654)	(634)	(3,288)	10,305	(359)	9,946
Federal funds purchased, and securities sold under agreements to repurchase	(2,122)	(10)	(2,132)	(8,164)	(207)	(8,371)

Total	$58,688	$(753)	$57,935	$(5,051)	$(1,183)	$(6,234)

Changes in net interest income-tax equivalent	$(16,520)	$538	$(15,982)	$(13,121)	$(953)	$(14,074)

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

	June 30,
	2010	2009	2008

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$48,162	$55,732	$26,773
Obligations of states and political subdivisions	—	—	—
Mortgage-backed securities	—	—	—
Other securities	119	105	137

Total securities available for sale	$48,281	$55,837	$26,910

Investment securities
U. S. Treasury and other U. S. Government agencies	$133,313	$92,962	$165,590
Obligations of states and political subdivisions	27,050	16,813	8,033
Mortgage-backed securities	—	—	—
Other securities	900	900	600

Total investment securities	$161,263	$110,675	$174,223

Total securities available for sale and investment securities	$209,544	$166,512	$201,133

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at June 30, 2010:

			After		After 5 Yrs
	Within		1 Yr But		But Within
	1 Year		Within 5 Yrs		10 Yrs		After 10 Yrs.
									Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale U.S. Treasury and other U.S. Government agencies	$4,013	1.09%	$10,588	1.93%	$33,561	3.21%	—	0.00%	$48,162
Other securities	119	0.66%	—	0.00%	—	0.00%	—	0.00%	119

Total securities available for sale	$4,132	0.88%	$10,588	1.93%	$33,561	3.21%	—	0.00%	$48,281

Investment securities U.S. Treasury and other U.S. Government agencies	$4,994	5.04%	$65,499	2.48%	$61,105	2.71%	1,715	3.00%	$133,313
Obligations of states and political subdivisions	838	4.62%	12,952	4.09%	9,131	4.40%	4,129	5.91%	27,050
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$6,732	4.98%	$78,451	3.29%	$70,236	3.56%	5,844	5.48%	$161,263

Total securities available for sale and investment securities	$10,864	3.40%	$89,039	2.61%	$103,797	3.01%	$5,844	5.48%	$209,544

At June 30, 2010, the Bank held investment securities issued by the State of Mississippi with an aggregate carrying amount of $26.5 million and a market value of $27.0 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

Table 5
SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
(Dollars in Thousands)

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2010				JUNE 30, 2010
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$47,853	$309	$—	$48,162	$133,313	$1,982	$—	$135,295
STATE AND MUNICIPAL SECURITIES	—	—	—	—	27,050	635	(84)	27,601

OTHER SECURITIES	72	—	47	119	900	—	—	900

TOTAL	$47,925	$309	$47	$48,281	$161,263	$2,617	$(84)	$163,796

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2009				JUNE 30, 2009
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$55,837	$200	$(305)	$55,732	$92,962	$1,236	$(413)	$93,785
STATE AND MUNICIPAL SECURITIES	—	—	—	—	16,813	269	(140)	16,942

OTHER SECURITIES	72	—	33	105	—	—	—	—

TOTAL	$55,909	$200	$(272)	$55,837	$109,775	$1,505	$(553)	$110,727

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2008				JUNE 30, 2008
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$27,049	$19	$(295)	$26,773	$165,590	$1,210	$(1,113)	$165,687
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,033	73	(21)	8,085

OTHER SECURITIES	72	—	65	$137	—	—	—	—

TOTAL	$27,121	$19	$(230)	$26,910	$173,623	$1,283	$(1,134)	$173,772

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the second quarter indicated are shown in the following table classified by type of loans:

	2010	2009	2008

Commercial & Industrial	$26,297	$26,962	$28,840
Real Estate	152,181	141,329	122,868
Consumer Loans	32,245	37,835	39,458
Other Loans	5,645	4,540	5,390

Total Loans	$216,368	$210,666	$196,556

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of June 30, 2010 (excluding those in non-accrual status) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$24,862
Over 3 months through 12 months	32,440
Over 1 year through 5 years	149,511
Over 5 years	4,652

Over 1 year but variable rate	2,556

Total Loans	$214,021

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended June 30,
	2010	2009	2008

Beginning Balance	$3,100	$3,100	$3,100

Charge Offs:
Commercial & Industrial	118	23	69
Real Estate	30	16	2
Consumer	479	238	304
Other	—	—	—

Total Charge Offs	627	277	375

Recoveries:
Commercial & Industrial	24	5	33
Real Estate	19	—	152
Consumer	241	137	118
Other	—	—	—

Total Recoveries	284	142	303

Net Charge Offs	343	135	72
Provision for Possible Losses	376	135	72

Ending Balance	$3,133	$3,100	$3,100

Total Loans Outstanding	$216,368	$210,666	$196,556

Average daily loans	$213,487	$205,456	$200,741

	2010	2009	2008
Percentages:
Allowance for loan losses to end of quarter total loans	1.4	1.5	1.6
Allowance for loan losses to average loans	1.5	1.5	1.5
Allowance for loan losses to nonperforming assets	75.0	105.4	310.3
Net charge offs to average loans	0.16	0.07	0.11

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	June 30,
	2010		2009		2008
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	5.94	$184	7.00	$217	5.55	$172
Real Estate	65.19	2,021	27.90	865	13.03	404
Consumer	23.81	738	48.87	1,515	47.39	1,469
Other	6.13	190	1.94	60	22.58	700
Unallocated	0.00	—	14.29	443	11.45	355

	100%	$3,133	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the second quarter of the years indicated.

	June 30,
	2010	2009	2008
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$2,477	$2,839	$692
Other Real Estate	1,698	101	130

	$4,175	$2,940	$822

Nonperforming Assets as % of Total Loans	1.95%	1.50%	0.42%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	1.14%	1.35%	0.35%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended June 30,
	2010	2009	2007

Non-interest bearing deposits	$78,943	$93,456	$116,239
Interest-bearing deposits	238,590	175,126	182,318
Interest-bearing time deposits	107,568	110,222	99,917

Total	$425,101	$378,804	$398,474

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at June 30, 2010 are summarized in the following table:

Time remaining until maturity
3 months or less	$17,408
Over 3 through 6 months	16,427
Over 6 through 12 months	22,553
Over 12 months	8,088

Total	$64,476

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at June 30, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	June	Average	Interest	Month-End
	Balance	Balance	Rate	Balance

2010
Federal funds purchased and securities sold under agreements to repurchase	$10,756	$11,176	0.21%	$10,756

2009
Federal funds purchased and securities sold under agreements to repurchase	$12,091	$13,928	0.33%	$12,091

2008
Federal funds purchased and securities sold under agreements to repurchase	$15,224	$21,462	2.13%	$15,224

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of June 30, 2010 based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$27,209	$32,440	$152,067	$4,652	$216,368
Investment securities	900	5,832	78,451	76,080	161,263
Securities available for sale	119	4,013	10,588	33,561	48,281
Other interest earnings assets	18,066				18,066
Federal funds sold and securities purchased under agreements to resell	10,070				10,070

Total interest-earning assets	$56,364	$42,285	$241,106	$114,293	$454,048
Noninterest-earning assets				48,991	48,991

Total assets	$56,364	$42,285	$241,106	$163,284	$503,039

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$29,500	$94,243	$118,323	$—	$242,066
Time deposits	28,279	67,515	17,652	—	113,446
Federal funds purchased, and securities sold under agreements to repurchase	10,756				10,756

Total interest-bearing liabilities	$68,535	$161,758	$135,975	$—	$366,268
Noninterest-bearing deposits	17,030	34,075	24,387		75,492
Other liabilities				9,595	9,595
Stockholders’ equity				51,684	51,684

Total liabilities and stockholders’ equity	$85,565	$195,833	$160,362	$61,279	$503,039

Interest sensitive gap	$(29,201)	$(153,548)	$80,744	$102,005
Cumulative interest sensitive gap	$(29,201)	$(182,749)	$(102,005)	$—
Cumulative interest sensitive gap as a percent of total assets	-5.80%	-36.33%	-20.28%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of June 30, 2010, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
		ONE TO	THREE TO
	ONE YEAR	THREE	FIVE	OVER FIVE
	OR LESS	YEARS	YEARS	YEARS	TOTAL

Deposits without a stated maturity	$174,848	$90,909	$51,801	$—	$317,558
Consumer certificates of deposit	95,794	12,830	4,822	—	113,446
Federal funds borrowed & repurchase agreements	10,756	—	—	—	10,756
Operating leases	—	—	—	—	—
Purchase obligations	—	—	—		—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of June 30, 2010:

		ONE TO	THREE TO
	ONE YEAR	THREE	FIVE	OVER FIVE
	OR LESS	YEARS	YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$13,971	$401	$11	$—	$14,383
Residential real estate	101	51	—	—	152
Revolving home equity and credit card lines	32	266	781	—	1,079
Other	2,058	—	—	—	2,058
Standby letters of credit	258	—	—	—	258

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures — The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to timely alert them to material information relating to the Company and its consolidated subsidiaries to be included in the Company’s Exchange Act reports.
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
The impact on our future results of operations and financial condition of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is not yet known.
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) into law. The Reform Act significantly reforms the structure of federal financial regulation and enacts new substantive requirements and regulations that apply to a broad range of financial market participants, affecting every segment of the financial services industry, which will alter the way we conduct certain aspects of our business and may restrict our ability to compete, increase costs and reduce revenues. The Reform Act, among other things, strengthens oversight and regulation of banks and nonbank financial institutions, enhances regulation of over-the-counter derivatives and asset-backed securities, and establishes new rules for credit rating agencies. The Reform Act may have a significant and negative impact on our earnings through fee reductions, higher costs (from both a regulatory and an implementation perspective) and new restrictions on our operations. The ultimate impact of the Reform Act on our operations will be dependent on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative impact of such rules and regulations. The full scope and effect of the Reform Act on the Company and the Bank may not be known for several years.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
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

MERCHANTS & MARINE BANCORP, INC.
Date: August 16, 2010	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: August 16, 2010	By:	/s/ Elise Bourgeois
Elise Bourgeois, Senior Vice President,
Cashier and Chief Financial Officer