Form 10-Q
period 2010-09-30
Merchants & Marine Bancorp, Inc.
filed 2010-11-12
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
☐ Yes ☑ No
As of November 12, 2010, 1,330,338 shares of Common Stock were outstanding.

Part 1. Financial Information
Item 1. Financial Statements
MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks (non-interest bearing)	$23,361,926	14,451,113
Federal funds sold	10,070,000	16,450,000
Securities:
Available for sale, at fair value	105,529,612	33,325,635
Held to maturity, at amortized cost	125,245,350	143,957,199
Non-marketable equity securities	900,060	900,060
Loans, less allowance for loan losses of $3,061,194 and $3,100,000, respectively	213,725,672	207,113,223
Property and equipment, net of depreciation	16,021,837	16,778,718
Other real estate owned	2,011,293	2,194,611
Accrued income	2,394,144	2,499,639
Other assets	13,564,861	12,803,687

TOTAL ASSETS	$512,824,755	450,473,885

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$81,337,547	77,614,260
Interest bearing demand, savings, money market, and other time	352,304,535	305,253,753

Total deposits	433,642,082	382,868,013
Federal funds purchased and securities sold under agreements to repurchase	14,089,271	8,433,632
Accrued expenses and other liabilities	11,363,282	8,187,322

Total liabilities	459,094,635	399,488,967

Stockholders’ Equity:
Common stock — $2.50 par value; 5,000,000 shares authorized; 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	38,203,704	35,560,524
Accumulated other comprehensive income:
Unrealized gain on securities available for sale	317,306	215,284
Unrealized (loss) on defined benefit pension plan	(2,616,735)	(2,616,735)

Total stockholders’ equity	53,730,120	50,984,918

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$512,824,755	450,473,885

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Interest Income:
Interest and fees on loans	$3,452,343	$3,593,991	$10,540,316	$10,534,444
Interest on investment securities:
Taxable	1,311,584	1,254,449	3,856,713	4,240,468
Exempt from federal income tax	197,354	128,094	511,086	318,751
Interest on federal funds sold	12,947	11,228	52,163	46,866

Total interest income	4,974,228	4,987,762	14,960,278	15,140,529

Interest Expense:
Interest on deposits	858,791	1,216,944	2,773,932	3,875,580
Interest on federal funds purchased and securities sold under agreements to repurchase	5,610	9,538	17,634	31,337

Total interest expense	864,401	1,226,482	2,791,566	3,906,917

Net interest income	4,109,827	3,761,280	12,168,712	11,233,612
Provision for loan losses	208,819	304,367	584,925	439,250

Net interest income after provision for loan losses	3,901,008	3,456,913	11,583,787	10,794,362

Non-Interest Income:
Service charges	1,192,559	1,137,849	3,338,876	3,106,713
Miscellaneous	614,823	491,026	1,810,185	1,594,547

Total non-interest income	1,807,382	1,628,875	5,149,061	4,701,260

Non-Interest Expense:
Salaries and employee benefits	2,024,877	2,007,562	5,946,600	5,882,669
Premises	793,317	793,035	2,336,057	2,355,672
Miscellaneous	803,838	1,150,521	3,688,029	3,705,507

Total non-interest expense	3,622,032	3,951,118	11,970,686	11,943,848

Income before income taxes	2,086,358	1,134,670	4,762,162	3,551,774

Provision for income taxes	636,055	269,567	1,388,414	1,105,711

NET INCOME	$1,450,303	$865,103	$3,373,748	$2,446,063

NET INCOME PER COMMON SHARE	$1.09	$0.65	$2.54	$1.84

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net income	$1,450,303	$865,103	$3,373,748	$2,446,063

Other comprehensive income, net of tax:

Unrealized holding gains (losses) arising during period	82,019	267,741	102,022	4,088

Comprehensive income	$1,532,322	$1,132,844	$3,475,770	$2,450,151

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
	Common Stock				Other
	Shares			Retained	Comprehensive
	Issued	Amount	Surplus	Earnings	Income (Loss)
Balance, December 31, 2009, as originally reported	1,330,338	3,325,845	14,500,000	35,560,524	(2,401,451)
Prior period adjustment to correct under- statement of other real estate owned	—	—	—	333,707	—

Balance, December 31, 2009, as restated	1,330,338	3,325,845	14,500,000	35,894,231	(2,401,451)

Net income	—	—	—	3,373,748	—
Cash dividends, $.80 per share	—	—	—	(1,064,275)	—
Change in unrealized gain (loss) on securities avaliable-for-sale, net of taxes of $52,557	—	—	—	—	102,022

Balance, September 30, 2010	1,330,338	$3,325,845	14,500,000	38,203,704	(2,299,429)

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Nine Months Ended September 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,373,748	$2,446,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,067,124	1,083,831
Provision for loan losses	584,925	439,250
Write-down of other real estate owned	—	80
Net premium amortization	75,300	50,234
Reinvested earnings on securities	(1,581)	(46,490)
Decrease in accrued income receivable	105,495	652,102
(Decrease) in interest payable	(22,661)	(239,714)
(Gain) on disposition of property and equipment	(681,652)	(49,243)
(Gain) on sale of securities	(350,761)	—
Net change in other assets and liabilities	2,783,992	(413,020)

Net Cash Provided by Operating Activities	6,933,929	3,923,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in Federal funds sold	6,380,000	(4,661,000)
Purchase of securities available for sale	(138,326,691)	(53,261,965)
Proceeds from sales and maturities of securities available for sale	66,632,500	34,315,000
Purchase of securities held to maturity	(100,186,317)	(101,026,393)
Proceeds from maturities of securities held to maturity	118,820,000	107,362,593
Purchase of other equity securities	—	(300,000)
Net (increase) decrease in loans	(6,912,836)	(12,221,878)
Purchase of property and equipment	(107,048)	(440,847)
Proceeds from sale of property and equipment	710,940	29,345

Net Cash (Used) in Investing Activities	(52,989,452)	(30,205,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	50,774,069	29,198,741

Net increase in federal funds purchased and securities sold under agreements to repurchase	5,655,639	(2,863,419)
Dividends paid to stockholders	(1,463,372)	(1,463,372)

Net Cash Provided by Financing Activities	54,966,336	24,871,950

Net Increase (Decrease) in Cash and Due from Banks	8,910,813	(1,410,102)

Cash and Due From Banks, Beginning	14,451,113	18,065,881

Cash and Due From Banks, Ending	$23,361,926	$16,655,779

See notes to condensed financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and For the Three and Nine Months Ended September 30, 2010
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
As of and For the Three and Nine Months Ended September 30, 2010
2. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and federal funds sold	$33,432	33,432	$30,901	30,901
Securities:
Available-for-sale	105,530	105,530	33,326	33,326
Held-to-maturity	125,245	128,228	143,957	145,326
Non-marketable	900	900	900	900

Loans, net of allowance	213,726	213,935	207,113	206,563

Financial liabilities
Deposits	433,642	434,738	382,868	382,586
Federal funds purchased and securities sold under agreements to repurchase	14,089	14,089	8,434	8,434
3. DEFINED BENEFIT PENSION PLAN
The Company has a non-contributory pension plan covering all employees who qualify under length of service and other requirements. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and average earnings for the five consecutive plan years which produce the highest average. The following table presents information regarding the plan’s net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net periodic benefit cost (income):
Service cost	$101	80	$303	240
Interest cost	151	147	453	441
Expected return on plan assets	(165)	(137)	(495)	(411)
Amortization (gain)/loss	68	84	204	252

Net periodic pension expense:	$155	174	$465	522

4. SUBSEQUENT EVENTS
We have evaluated events subsequent to the balance sheet date and determined there have not been any events which would require adjustment to our unaudited condensed consolidated financial statements.

Forward-looking Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan”, “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially includes those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and those described in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2010, and in “Item 1A “Risk Factors” of this report and, without limitation, (i) the Company’s ability to effectively execute its business plans; (ii) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (iii) rapid fluctuations or unanticipated changes in interest rates; (iv) continuation of the historically low short-term interest rate environment; (v) increased competition with other financial institutions in the markets that the Company serves; (vi) continuing consolidation in the financial services industry; (vii) losses, customer bankruptcy, claims and assessments; (viii) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; (ix) possible negative effects from the sizable oil spill off the coast of Louisiana in late April 2010; and (x) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
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

Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Bank, a state-chartered institution since 1932, is a full service, federally insured bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation and Bauer Financial, Inc. has given the Bank a 5-Star rating for the 68th consecutive quarter indicating that the Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the SEC, the Federal Reserve and the FDIC. At September 30, 2010, the Company’s assets totaled $525 million and it employed 130 persons on a full-time equivalent basis.
Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the challenges still facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts, and business and staffing needs.
Katrina also had its effects on the Company’s financial statements. The Company experienced an unusual growth in deposits, which regulators have advised occurs after such disasters. Management believed that many of these funds would be short term in nature. Beginning in the last two quarters of 2007 and continuing through the third quarter of 2010, as businesses and homes have been rebuilt, these deposit dollars have begun to be utilized for recovery and purposes and core deposits growth has leveled off. However, the Company has recently experienced a significant growth in deposits, during the first three quarters of 2010, due to public depository funds.
In late April 2010, the explosion and collapse of the Deepwater Horizon drilling rig in the deep waters of the Gulf of Mexico caused a major oil leak at the wellhead that has only recently been fully contained. While the long term impact of this accident cannot yet be determined, the spill has caused, and continues to cause, significant disruption to the Mississippi Gulf Coast’s tourism and fishing industries. In addition the U. S. Government imposed a six-month drilling moratorium on deepwater rigs through November 30, 2010 and has implemented new safety regulations for all offshore drilling operations, and the U.S. Congress is considering legislation that could impact the operations of offshore drillers. The owner of the well, BP PLC, has committed to compensate those impacted by the oil spill and has established a fund to pay claims. We are uncertain at this time of the future impact of the oil spill, if any, on our financial condition or results for the year but will continue to monitor and take appropriate steps to respond to the situation.
Earnings Highlights
The Company’s net income for the third quarter of 2010 was $1,450,000, compared to $865,000 in 2009, an increase of 67.6%. Year-to-date net income at September 30, 2010 was $3,374,000, compared to $2,446,000 for the same period of 2009, an increase of 37.9% and compared to $3,504,000 for the same period of 2008. The following discussions, tables and the accompanying financial statements outline the change in earnings from the first three quarters of 2010, 2009 and 2008. Return on average assets for the first three quarters of 2010, 2009 and 2008 was 0.9%, 0.7% and 1.0%, respectively. Return on average equity was 8.7%, 6.6% and 9.4%, in the first three quarters of 2010, 2009 and 2008, respectively. Year to date earnings per share in the first nine months of 2010, 2009 and 2008 were $2.54, $1.84 and $2.63, respectively.

Earning Assets
Table 1 of this report shows the composition of the Company’s average assets, including average interest-earning assets. The Company’s interest-earning assets include loans, investments and federal funds sold. Average interest-earning assets for the first three quarters of 2010 totaled $452,367,000 compared to $405,285,000 for the same period 2009, an increase of 11.6%, and compared to $416,461,000 for the same period of 2008. Average net loans increased by $6,630,000 in the first three quarters of 2010, or 3.2%, compared to an increase of 4.3%, and a decrease of 1.7% for the same periods of 2009 and 2008, respectively. Average securities increased by $36,102,000, or 22.2%, in the first three quarters of 2010, compared to decreases of 12.8% and 16.0% for the first three quarters of 2009 and 2008, respectively. Average federal funds sold decreased by $26,360,000, or 75.4%, in 2010, compared to increases of $4,181,000, or 13.6% and $5,976,000, or 24.1%, at third quarter end 2009 and 2008, respectively. A detailed comparison of the Company’s average interest-earning assets for the first three quarters of years 2010, 2009 and 2008 is presented in Table 1 of this report.
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
A company’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest-earning asset yields and interest-bearing liability costs and the percentage of interest-earning assets funded by interest-bearing liabilities. The net interest margin, on a tax equivalent basis, was 3.5%, 3.3% and 3.6% for the third quarter of 2010, 2009 and 2008, respectively. The increase in 2010 is attributable to the increase in volumes on interest earning assets and a lower cost of funds compared to 2009 and 2008. Tax equivalent net interest income increased by 5.9% in the first three quarters of 2010, compared to a decrease of 11.1% in 2009, and a decrease of 11.4% in 2008.
Average net loans increased by 3.2% in the first three quarters of 2010, and loan interest income decreased by 0.8% for the same period. Loan yields in the first three quarters of 2010 decreased by 26 basis points, compared to 2009 yields of the same period, as a result of lower market rates for the period. Loan yields respond to many factors, including cuts in the prime interest rate, Federal Reserve rate reductions and competition. Yields on taxable securities also decreased as market rates were lower for the 2010 period compared to 2009. Yields on tax-exempt securities increased by 10 basis points as maturing securities were reinvested in lower rate securities. The average volume of all securities at third quarter-end 2010 increased by $36,102,000, or 22.2%, compared to decreases of $23,859,000, or 12.8%, and $35,374,000, or 16.0%, for the same periods 2009 and 2008, respectively. The increase in 2010 is attributed to an increase in public deposit volumes. Total securities income decreased 2.2% at third quarter-end 2010, compared to a decrease of 29.3% at third quarter-end 2009, and compared to a decrease of 22.5%, at third quarter-end 2008. The decrease is attributed to lower rates earned. The average balance of federal funds sold decreased by $26,360,000 for the third quarter of 2010 and increased by $4,181,000 and $5,976,000 for the third quarters of 2009 and 2008, respectively. Income from these funds decreased by 85.1%, 92.0% and 39.4%, in the first three quarters of 2010, 2009 and 2008, respectively. The decrease in the first three quarters of 2010 is attributable to reinvesting a large portion of excess funds into a Federal Reserve excess balance account (“EBA”) account, shown as other earning assets in Table 1. The decreases in 2009 and 2008 income were due to lower rates earned.

Total average interest-bearing liabilities increased by 16.3% in the first three quarters of 2010, compared to a decrease of 3.8% in the first three quarters of 2009 and an increase of 8.3% in the first three quarters of 2008. Rates paid on these funds decreased by 65, 60 and 85 basis points in the first three quarters of 2010, 2009 and 2008, respectively. The decrease in rates paid resulted in a decrease of interest expense of 28.5% for the first three quarters of 2010, compared to decreases of 29.2% and 21.0% for the same period of 2009 and 2008, respectively. Interest-bearing checking, money market funds and savings accounts average balances increased by $53,043,000 at third quarter-end 2010, compared to a decrease of $11,099,000 at third quarter-end 2009, compared to third quarter-end 2008. Interest expense on these funds decreased by 28.3%, 33.3% and 27.9%, at third quarter-end, 2010, 2009 and 2008. Average time deposit balances decreased by 1.1% in the first three quarters of 2010, compared to increases of 5.8% and 1.4% in the first three quarters of 2009 and 2008, respectively. The average rate paid on these funds was 1.9%, 2.9% and 3.9% for the first three quarters of 2010, 2009 and 2008, respectively. Interest expense on time deposits decreased by 36.5%, 20.5% and 12.1%, in the first three quarters of, 2010, 2009 and 2008, respectively. The decreases are a result of lower rates paid. Average federal funds purchased and securities sold under agreements to repurchase decreased by 9.0% and 36.2% in the first three quarters of 2010 and 2009, compared to an increase of 6.7%, in the first three quarters of 2008. Rates on these funds decreased by 11 and 161 basis points and interest expense decreased 41.9% and 89.3% in the first three quarters of 2010 and 2009. Rates on these funds decreased by 148 basis points, while interest expense decreased by 39.6% in the first three quarters 2008, due to lower volumes and rates. Tables 1 and 2 provide more information on the Company’s net interest income and rate and volume variances.
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

Average loans, net of unearned income, as a percentage of average earning assets, was 47.4%, 51.3% and 47.9%, for the first three quarters of 2010, 2009 and 2008, respectively. The average loan-to-deposit ratio was 50.0%, 54.7% and 50.7% at the end of the first three quarters of 2010, 2009 and 2008, respectively. Average net loans increased by $6,630,000, or 3.2% when comparing third quarter-end 2010 to 2009, while average net loans increased by $8,502,000, or 4.3%, when comparing third quarter-end 2009 to 2008.
Commercial and industrial loans increased by $5,733,000 at third quarter-end 2010 and decreased by $1,101,000 and $11,420,000 at third quarter-end 2009 and 2008, respectively. Real estate loans increased from $124,460,000 at third quarter-end 2008 to $144,595,000 at third quarter-end 2009 and $154,527,000 at third quarter-end 2010. Consumer loans decreased from $44,356,000 at third quarter-end 2008 to $42,178,000 at third quarter-end 2009 and decreased further to $29,330,000 at third quarter-end 2010. Other loans totaled $1,084,000, $375,000 and $580,000, for third quarter-ended 2010, 2009 and 2008, respectively. See Tables 6 and 7 for a comparison of the loan portfolio’s composition and maturity breakdown.
Allowance for Loan Losses
Historical losses, trends and management’s opinion of the adequacy of the allowance for loan losses (“ALL”) determine the allocations made to the loan loss reserve. Management considers the following factors in determining the adequacy of the allowance: 1) periodic reviews of individual credits, 2) gross and net charge-offs, 3) loan portfolio growth, 4) historical levels of the allowance to total loans, 5) the value of collateral securing loans, 6) the level of past due and non-accruing loans and 7) current and future economic conditions and their potential impact on the loan portfolio.
The allowance to total loans was 1.4% at the third quarter-end 2010, 1.5% at third quarter-end 2009 and 1.6% at third quarter-end 2008.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio that has not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. Company management has determined that the balance of the ALL is adequate to cover potential future losses. If economic conditions deteriorate beyond management’s current expectations for the ALL, an increase to provision for loan losses may be necessary. The provision for loan losses totaled $585,000 for the first three quarters of 2010, compared to $439,000 for the first three quarters of 2009 and compared to $245,000 for the first three quarters of 2008. The increase in the ALL from 2008 to 2010 is due to an increase in net charge-offs due to problem loans. See Tables 8 and 9 for a detailed analysis of the Company’s ALL.
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

Total non-performing assets totaled $8,528,000, $3,158,000 and $744,000, at third quarter-end 2010, 2009 and 2008, respectively. Non-performing assets, as a percentage of total loans, were 3.9% at third quarter-end 2010, 1.5% at third quarter-end 2009 and 0.4% at third quarter-end 2008. Non-accrual loans and accruing loans over 90 days past due totaled $6,517,000, or 3.0% of total loans, $2,920,000 or 1.4% of total loans, and $479,000, or 0.2% of total loans, at third quarter-end 2010, 2009 and 2008, respectively. The large increase in non-accrual loans in 2010 is due to problem loans with a few commercial customers. Other real estate totaled $2,011,000, or 0.9% of total loans, at quarter-end 2010, $238,000, or 0.1% of total loans, at third quarter-end 2009, and $265,000, or 0.1% of total loans, at third quarter-end 2008. See Table 10 for additional information concerning the Company’s non-performing assets.
Securities Available-for-Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets. Securities had carrying values totaling $231,675,000, $190,263,000 and $200,350,000 at third quarter-end 2010, 2009 and 2008, respectively. Detailed information about the Company’s securities portfolio composition yields and maturity distribution is shown in tables 3, 4 and 5 of this report.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available-for-sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affords the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes and inter-market spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Accounting Standards Codification 320 Investment in Debt and Equity Securities, securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains, net of taxes, of $317,000 and $215,000 were included in stockholder’s equity at third quarter-end 2010 and 2009, compared to unrealized losses, net of taxes of $24,000, which were included in stockholders’ equity at third quarter-end 2008. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs. A portion of the Company’s investment portfolio is pledged as collateral against public deposits, treasury, tax and loan and securities sold under agreements to repurchase.
Yields on taxable securities decreased as market rates were lower for the 2010 period compared to 2009. Yields on tax-exempt securities increased by 10 basis points as maturing securities were reinvested in higher rate securities. The average volume of all securities at third quarter-end 2010 increased by $36,102,000, or 22.2%, compared to decreases of $23,859,000, or 12.8%, and $35,374,000, or 16.0%, for the same periods of 2009 and 2008, respectively. The increase is attributed to increases in deposit volumes for the period. Total securities income decreased 2.2% and 29.3% at third quarter-end 2010 and 2009, respectively, compared to an increase of 22.2% at third quarter-end 2008. The decrease in 2010 is attributed to lower rates earned. The average balance of federal funds sold decreased 75.4% for the first three quarters of 2010 and increased 13.6% and 24.1% for the first three quarters of 2009 and 2008, respectively. The decrease in the first three quarters of 2010 is attributable to reinvesting a large portion of excess funds into a Federal Reserve EBA account. Income from these funds decreased by 85.1% and 92.0% in the first three quarters of 2010 and 2009 compared to the same period of 2008. The decrease in 2010 is due to lower volumes where the decrease in 2009 is attributed to the 236 basis points decrease in rates earned on these funds.

Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, saving and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the Bank. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits for the third quarter-end of 2010 increased by $48,894,000, or 12.9%, and decreased by $13,297,000, or 3.4%, and $42,501,000, or 9.8%, in the first three quarters of 2009 and 2008, respectively. The main reason for the large increase in 2010 is the gain of a public fund depository. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
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
Average federal funds purchases and securities sold under agreement to repurchase represented 2.6%, 3.4% and 5.1% of total average deposits for the third quarter-end 2010, 2009 and 2008, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
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
Off-Balance Sheet Arrangements
As of September 30, 2010, the Company had unfunded loan commitments outstanding of $17,552,000 and outstanding standby letters of credit of $258,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds, and a detailed statement of cash flows can be found in the accompanying financial statements. These contractual obligations are detailed in Table 15.

Risk-Based Capital/Stockholders’ Equity
The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 19.5%, 20.8% and 21.4%, at third quarter-end 2010, 2009 and 2008, respectively. The Tier 1 risk-based was 18.4% at third quarter-end 2010, 19.6% at third quarter-end 2009 and 20.2% at third quarter-end 2008. The leverage ratio was 10.4% at third quarter-end 2010, 11.6% at third quarter-end 2009 and 10.8% at third quarter-end 2008.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio. The Company is considered to be well capitalized under regulatory definition.
Stockholders’ equity to total assets at third quarter-end 2010, 2009 and 2008 was 10.5%, 10.9% and 11.1%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, data processing income, commissions and charges and other fees. Service charges on deposit accounts income increased by 7.5% in the first three quarters of 2010 and decreased by 4.8% in the first three quarters of 2009, compared to an increase in the first three quarters of 2008 by 3.1%. The increase in 2010 is attributed to an increase in insufficient funds income. Miscellaneous income in the first three quarters of quarter-end 2010 increased by 13.5% compared to a decrease in the first three quarters of 2009 by 18.3% and increased 29.6% for the same period in 2008. The increase in 2010 is due to gain on the sale of other real estate owned property. The large increase in 2008 in miscellaneous income was due to the gain from the sale of a piece of the Company’s property located behind the Ocean Springs branch to the Ocean Springs School System.
With deposit related costs constantly increasing, the Company continues to analyze means to increase non-interest income. The Company is in the process of revising its product pricing structure for 2010 and continues to seek new sources for additional fee income.

Non-Interest Expense
The Company’s goal is to enhance customer service through efficient and effective delivery of its products and services. Enhancing operational resources, while containing overhead expenses, is a top priority of the Company. While interest expense is one of the largest expenses of the Company, employees’ salaries, equipment and building expenses, legal fees, FDIC insurance and other expenses combined make up the largest category of the Company’s expenses. Proper management of these costs is extremely important to the profitability of the Company.
Salary and employee benefits expense increased 1.1%, 7.9% and 7.8%, in the first three quarters of 2010, 2009 and 2008, respectively. The increases are attributed to increases in staffing levels, employee raises, and health insurance premiums. Premise expense decreased by 0.8% in the first three quarters of 2010 and increased by 14.1% and 6.8% in the first three quarters of 2009 and 2008, respectively. The increase in 2009 is due to the depreciation of two new branch offices. The large increase in 2007 is attributed to the depreciation of the new main office, which opened in 2007. Miscellaneous expenses decreased by 0.5% and 24.9% at third quarter-end 2010 and 2009, compared to an increase of 17.9% at third quarter-end 2008. The large decrease in 2009 was due to a change in the computation of director’s deferred compensation and a reduction in professional fees. The increase in 2008 is related to a charitable donation of a piece of the Company’s property.
Income Taxes
Income tax expense totaled $1,388,000, $1,106,000 and $1,628,000, for the third quarter-ended 2010, 2009 and 2008, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first three quarters ended September 30, 2010, 2009 and 2008:

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Loans, net of unearned income	$214,411	$10,447	6.50%	$207,781	$10,534	6.76%	$199,279	$11,130	7.45%
Securities held to maturity:
Taxable	133,322	2,974	2.97%	97,754	3,091	4.22%	155,261	5,600	4.81%
Exempt from Federal income tax	22,017	575	3.48%	12,583	319	3.38%	8,472	223	3.51%
Securities available for sale:
Taxable	43,287	882	2.72%	52,187	1,122	2.87%	22,650	590	3.47%
Other interest earning assets	30,710	67	0.29%	—	—	0.00%	—	—	0.00%
Federal funds sold and securities purchased under agreements to resell	8,620	7	0.11%	34,980	47	0.18%	30,799	587	2.54%

Total interest-earning assets	$452,367	$14,952	4.41%	$405,285	$15,113	4.97%	$416,461	$18,130	5.80%
Non interest earning assets:
Cash and due from banks	17,138			16,804			25,934
Bank premises and equipment	16,337			17,568			15,608
Other assets	18,341			14,136			14,853
Allowance for possible loan losses	(3,098)			(3,085)			(3,086)

Total assets	$501,085			$450,708			$469,770

TABLE 1 CONTINUED
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES (continued)
(Dollars in Thousands)

	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities:
INT DDA, MMF & Savings	$240,479	$1,254	0.70%	$187,436	$1,481	1.05%	$198,535	$2,220	1.49%
Time deposits	108,531	1,520	1.87%	109,760	2,395	2.91%	103,729	3,012	3.87%
Federal funds purchased, securities sold under agreements to repur- chase and other short- term borrowings	11,623	18	0.21%	12,771	31	0.32%	20,028	290	1.93%

Total interest-bearing liabilities	$360,633	$2,792	1.03%	$309,967	$3,907	1.68%	$322,292	$5,522	2.28%

Noninterest-bearing liabilities:
Deposits	79,454			82,374			90,603
Other liabilities	8,506			8,945			7,057

Total liabilities	448,593			401,286			419,952
Stockholder’s equity	51,592			49,422			49,818

Total liabilities and stockholders’ equity	$500,185			$450,708			$469,770

Net interest income/ margin-tax equivalent		$12,160	3.24%		$11,206	3.32%		$12,608	3.58%

Tax equivalent adjustment:
Loans		115			155			155
Investment securities		575			223			223
Securities available for sale

Total tax equivalent adjustment		690			378			378

Net interest income		$11,470			$10,828			$12,230

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

	Quarter ended September 30, 2010
	2010 Compared to 2009			2009 Compared to 2008
	Increase(Decrease) Due To			Increase(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$6,630	$(87)	$6,543	$8,502	$(596)	$7,906
Investment securities:
Taxable	35,568	(117)	35,451	(57,507)	(2,509)	(60,016)
Exempt from Federal income tax	9,434	256	9,690	4,111	96	4,207
Securities available for sale:
Taxable	(8,900)	(240)	(9,140)	29,537	532	30,069
Other interest earning assets	30,710	67	30,777	—	—	—
Federal funds sold and securities purchased under agreements to resell	(26,360)	(40)	(26,400)	4,181	(540)	3,641

Total	$47,082	$(161)	$46,921	$(11,176)	(3,017)	$(14,193)

Interest expense on:
Savings deposits	$53,043	$(227)	$52,816	$(11,099)	$(739)	$(11,838)
Time deposits	(1,229)	(875)	(2,104)	6,031	(617)	5,414
Federal funds purchased, and securities sold under agreements to repurchase	(1,148)	(13)	(1,161)	(7,257)	(259)	(7,516)

Total	$50,666	$(1,115)	$49,551	$(12,325)	$(1,615)	$(13,940)

Changes in net interest income-tax equivalent	$(3,584)	$954	$(2,630)	$1,149	$(1,402)	$(253)

The increase(decrease) due to changes in average balances reflected in the above table was calculated by applying the preceding year’s rate to the current year’s change in the average balance. The increases(decreases) due to changes in average rates was calculated by applying the current year’s change in the average rates to the current year’s average balance. Using this method of calculating increases(decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.

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

	SEPTEMBER 30,
	2010	2009	2008

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$105,405	$49,076	$26,982
Obligations of states and political subdivisions
Mortgage-backed securities
Other securities	124	116	72

Total securities available for sale	$105,529	$49,192	$27,054

Portfolio securities
U. S. Treasury and other U. S. Government agencies	$97,192	$123,456	$164,594
Obligations of states and political subdivisions	28,054	16,715	8,102
Mortgage-backed securities
Other securities	900	900	600

Total investment securities	$126,146	$141,071	$173,296

Total securities available for sale and investment securities	$231,675	$190,263	$200,350

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND
INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at September 30, 2010:

	Maturing
			After		After 5 Yrs
	Within		1 Yr But		But Within
	1 Year		Within 5 Yrs		10 Yrs		After 10 Yrs.
									Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$4,002	1.09%	$5,016	1.25%	96,387	2.99%	—	0.00%	$105,405
Other Securities	124	0.68%	—	0.00%	—	0.00%	—	0.00%	124

Total securities available for sale	$4,126	1.77%	$5,016	1.25%	$96,387	2.99%	—	0.00%	$105,529

Investment securities
U.S. Treasury and other U.S. Government agencies	$6,997	4.38%	$44,008	2.45%	$46,187	2.63%	—	0.00%	$97,192
Obligations of states and political subdivisions	837	4.73%	13,698	4.16%	9,891	4.35%	3,628	5.95%	28,054
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$8,734	4.49%	$57,706	2.97%	$56,078	3.00%	$3,628	5.95%	$125,246

Total securities available for sale and investment securities	$12,860	3.34%	$62,722	2.78%	$152,465	4.22%	$3,628	5.95%	$231,675

At September 30, 2010, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $27.4 million and a market value of $28.7 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES ANALYSIS
(Dollars in Thousands)

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2010				SEPTEMBER 30, 2010
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$104,977	$446	$(18)	$105,405	$97,192	$1,793	$—	$98,985
STATE AND MUNICIPAL SECURITIES	—	—	—	—	28,054	1,189	(2)	29,241

OTHER SECURITIES	72	52	—	124	900	—	—	900

TOTAL	$105,049	$498	$(18)	$105,529	$126,146	$2,982	$(2)	$129,126

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2009				SEPTEMBER 30, 2009
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$48,787	$340	$(51)	$49,076	$123,456	$1,339	$(38)	$124,757
STATE AND MUNICIPAL SECURITIES	—	—	—	—	16,715	592	(4)	17,303

OTHER SECURITIES	72	44	—	116	900	—	—	900

TOTAL	$48,859	$384	$(51)	$49,192	$141,071	$1,931	$(42)	$142,960

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2008				SEPTEMBER 30, 2008
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED		AMORTIZED	UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$27,018	$19	$(84)	$26,953	$164,594	$1,333	$(469)	$165,458
STATE AND MUNICIPAL SECURITIES	—	—	—	—	8,102	49	(31)	8,120

OTHER SECURITIES	72	29	—	101	600	—	—	600

TOTAL	$27,090	$48	$(84)	$27,054	$173,296	$1,382	$(500)	$174,178

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the third quarter indicated are shown in the following table classified by type of loans:

	2010	2009	2008

Commercial & Industrial	$31,868	$26,135	$27,236
Real Estate	154,527	144,595	124,460
Consumer Loans	29,330	42,178	44,356
Other Loans	1,084	375	580

Total Loans	$216,809	$213,283	$196,632

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of September 30, 2010 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$22,901
Over 3 months through 12 months	34,308
Over 1 year through 5 years	146,226
Over 5 years	4,016

Over 1 year but variable rate	2,866

Total loans	$210,317

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended September 30,
	2010	2009	2008

Beginning Balance	$3,100	$3,100	$3,100

Charge Offs:
Commercial & Industrial	128	61	75
Real Estate	237	104	61
Consumer	762	515	463
Other	—	—	—

Total Charge Offs	1,127	680	599

Recoveries:
Commercial & Industrial	95	29	35
Real Estate	21	—	152
Consumer	387	212	167
Other	—	—	—

Total Recoveries	503	241	354

Net Charge Offs	624	439	245
Provision for Possible Losses	585	439	245

Ending Balance	$3,061	$3,100	$3,100

Total Loans Outstanding	$216,809	$213,283	$196,632

Average daily loans	$214,411	$207,781	$199,279

Percentages:	2010	2009	2008
Allowance for loan losses to end of quarter total loans	1.4%	1.5%	1.6%
Allowance for loan losses to average loans	1.4%	1.5%	1.6%
Allowance for loan losses to nonperforming assets	35.9%	98.2%	416.7%
Net charge offs to average loans	0.3%	0.2%	0.1%

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	September 30,
	2010		2009		2008
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	6.01	$184	7.00	$217	14.80	$459
Real Estate	66.02	2,021	47.33	1,467	5.30	164
Consumer	24.11	738	36.34	1,126	45.87	1,422
Other	3.85	118	2.22	69	22.58	700
Unallocated	—	—	7.12	221	11.45	355

	100%	$3,061	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the third quarter of the years indicated.

	September 30,
	2010	2009	2008
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$6,517	$2,920	$479
Other Real Estate	2,011	238	265

	$8,528	$3,158	$744

Nonperforming Assets as % of Total Loans	3.93%	1.48%	0.38%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	3.01%	1.37%	0.24%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter Ended September 30,
	2010	2009	2008

Non-interest bearing deposits	$79,454	$82,374	$90,603
Interest-bearing deposits	240,479	187,436	198,535
Interest-bearing time deposits	108,531	109,760	103,729

Total	$428,464	$379,570	$392,867

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at September 30, 2010 are summarized in the following table:

Time remaining until maturity
3 months or less	$16,303
Over 3 through 6 months	19,882
Over 6 through 12 months	22,727
Over 12 months	9,100

Total	$68,012

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at September 30, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	September	Average	Interest	Month-End
	Balance	Balance	Rate	Balance

2010
Federal funds purchased and securities sold under agreements to repurchase	$14,089	$11,623	0.21%	$14,089

2009
Federal funds purchased and securities sold under agreements to repurchase	$8,054	$12,771	0.32%	$8,054

2008
Federal funds purchased and securities sold under agreements to repurchase	$13,375	$20,028	1.93%	$13,375

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of September 30, 2010 based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$29,352	$34,308	$149,092	$4,016	$216,768
Investment securities	4,226	4,508	57,706	59,706	126,146
Securities available for sale	4,126	—	5,016	96,387	105,529
Federal funds sold and securities purchased under agreements to resell	10,070				10,070

Total interest-earning assets	$47,774	$38,816	$211,814	$160,109	$458,513
Noninterest-earning assets				54,312	54,312

Total assets	$47,774	$38,816	$211,814	$214,421	$512,825

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$29,949	$89,845	$119,730	$—	$239,524
Time deposits	26,548	67,914	18,320		112,782
Federal funds purchased, and securities sold under agreements to repurchase	14,089				14,089

Total interest-bearing liabilities	$70,586	$157,759	$138,050	$—	$366,395
Noninterest-bearing deposits	9,758	30,686	40,892	—	81,336
Other liabilities				11,364	11,364
Stockholders’ equity				53,730	53,730

Total liabilities and stockholders’ equity	$80,344	$188,445	$178,942	$65,094	$512,825

Interest sensitive gap	$(32,570)	$(149,629)	$32,872	$149,327
Cumulative interest sensitive gap	$(32,570)	$(182,199)	$(149,327)	$—
Cumulative interest sensitive gap as a percent of total assets	-6.35%	-35.53%	-29.12%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND
OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of September 30, 2010, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
	ONE YEAR OR	ONE TO	THREE TO	OVER FIVE
	LESS	THREE YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$160,238	$80,311	$80,311	$—	$320,860
Consumer certificates of deposit	94,462	14,047	4,273	—	112,782
Federal funds borrowed & repurchase agreements	14,089	—	—	—	14,089
Operating leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of September 30, 2010:

	ONE YEAR OR	ONE TO	THREE TO	OVER FIVE
	LESS	THREE YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$7,271	$122	$—	$—	$7,393
Residential real estate	2,333	—	—	—	2,333
Revolving home equity and credit card lines	124	171	785	—	1,080
Other	6,746	—		—	6,746
Standby letters of credit	258	—	—	—	258

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures - The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to timely alert them to material information relating to the Company and its consolidated subsidiaries to be included in the Company’s Exchange Act reports.
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other than as set forth on the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
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

MERCHANTS & MARINE BANCORP, INC.
Date: November 12, 2010	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Elise Bourgeois
Elise Bourgeois, Senior Vice President,
Cashier and Chief Financial Officer