Form 10-K
period 2010-12-31
Merchants & Marine Bancorp, Inc.
filed 2011-03-25
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $45,335,440 as of June 30, 2010.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,330,338 shares of common stock as of March 22, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s 2010 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K, and portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2011 are incorporated by reference into Part III of this Form 10-K.

2

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
All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Mississippi. The Bank is a full service financial institution offering a complete range of banking services to individuals, partnerships, corporations and governmental agencies. At March 14, 2011, the Company employed approximately 129 full-time equivalent employees in its eleven offices. Most of the Company’s customers reside within Jackson and George Counties, Mississippi. Services offered by the Bank include checking accounts, savings accounts, individual retirement accounts, certificates of deposit and personal, commercial and mortgage loans.
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
As of December 31, 2010, the Company had outstanding 1,330,338 shares of Common Stock held by approximately 986 holders of record. Since its inception in 1932, the Bank has sought to allocate the assets of the Bank back into the local communities that it serves. With this philosophy, the Bank has shown steady growth and has been able to provide the shareholders a return through 245 consecutive quarterly dividends.
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
Financial and Statistical Information
The Company’s audited consolidated financial statements, selected financial data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and statistical information required to be disclosed under Item 1 pursuant to Guide 3 contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2010 (the “2010 Annual Report”), filed as Exhibit 13 to this Form 10-K, are incorporated herein by reference.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Other provisions that will impact the Company will:
•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling and increase the size of the floor of the Deposit Insurance Fund, and offset the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•
Make permanent the $250,000 limit for federal deposit insurance, increase the cash limit of Securities Investor Protection Corporation protection to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restrict the preemption of state law by federal law and disallow national bank subsidiaries from availing themselves of such preemption.
•
Impose new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Apply the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.
•
Permit national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and require that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Impose new limits on affiliated transactions and cause derivative transactions to be subject to lending limits.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access to shareholders that apply to all public companies not just financial institutions.
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.
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

Under the Dodd-Frank Act, and previously under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and, where required, to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders and creditors to provide it. Further, if the Bank’s capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.
FDICIA
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators have assigned each insured institution to one of five categories (“well capitalized” “adequately capitalized” or one of three under capitalized categories) based upon the three measures of capital adequacy discussed below. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements for “adequately capitalized” status.
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
Under FDICIA, bank regulatory agencies have prescribed safety and soundness guidelines for all insured depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation. The Bank is assessed quarterly at the rate of 2.908% of insured deposits for deposit insurance. Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Bank’s liquidity, capital resources or operations.
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
In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. If implemented in the United States, Basel III will impose a stricter definition of capital, with more focus on common equity. At this time, the Company does not know whether Basel III will be implemented in the United States, and if so implemented whether it will be applicable to the Company and the Bank, because by its terms it is applicable only to internationally active banks. But, if Basel III is implemented in the United States and becomes applicable to the Company, the Company and the Bank would likely be subject to higher minimum capital ratios than those to which the Company and the Bank are currently subject.
At December 31, 2010, the Bank’s Tier 1 risk-based capital, total risk-based capital and leverage ratios were 19.7%, 18.6% and 11.1% respectively.
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
Capital Adequacy under the Dodd-Frank Act
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators were directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of the date that the Dodd-Frank Act was enacted. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.
The Emergency Economic Stabilization Act (“EESA”) of 2008
The EESA provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance limit was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted a temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Following passage of the Dodd-Frank Act, an institution can provide full coverage on non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

The PATRIOT Act of 2001
The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act established a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law - primarily the Bank Secrecy Act — to provide the Secretary of U.S. Department of the Treasury and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.
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
Future Regulation
The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed, and President Obama signed into law, the Dodd-Frank Act, which includes significant consumer protection provisions related to residential mortgage loans that is likely to increase our regulatory compliance costs. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. With the enactments of EESA and the Dodd-Frank Act and the significant amount of regulations that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, will require that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.
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
The banking environment in Jackson and George Counties is highly competitive. Jackson County has eight banks, one savings and loan association and six credit unions in the Company’s immediate market. George County has four banks and two credit unions in the Company’s immediate market. The Bank is the only locally owned independent bank in the Jackson County market. In Jackson County, the Company competes with several large regional multi-bank holding company banks headquartered in North Carolina, Alabama and Mississippi, along with three smaller Mississippi chartered banks that have branches in the Company’s market. The credit union market system is also very strong, with both Navigator Credit Union, the credit union for Northrop Grumman, the state’s largest private employer, and Keesler Federal Credit Union, one of the largest credit unions in the world, located in the Company’s market. In the latest market share information available from Sheshunoff, in June of 2010, the Company had the second largest market share of all financial institutions in Jackson County, with 25.49% of the Jackson County market. The market share in June 2010 for George County was 8.79%.
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

Item 1A.	Risk Factors.
Negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.
Negative developments throughout 2008 and into 2009 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2011. Although the Federal Reserve has issued statements that economic data suggests strongly that the recession ended in the latter half of 2009, the Company believes that it will continue to experience a challenging economic environment in 2011, and the Company expects that its results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Company in particular will improve, in which case the Company could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital or borrow in the debt markets compared to recent years.

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.
As of December 31, 2010, approximately 72% of the Company’s loans were secured by real estate. Of this amount, approximately 53% were commercial real estate loans, 28% were residential real estate loans, 18% were construction and development loans and 1% were other real estate loans. In total, these loans make up approximately 88% of the Company’s nonperforming loans as of December 31, 2010. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, the asset quality of many of these loans have deteriorated as a result of the current adverse conditions within the Company’s market. Throughout 2010, the number of newly constructed homes or lots sold in the Company’s market area continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of these loans, all of which would negatively impact the Company’s financial condition and results of operations.
The Company is geographically concentrated in Jackson and George Counties, Mississippi and its surrounding counties and changes in local economic conditions could impact its profitability.
The Company operates primarily in Jackson and George counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets weakened during 2008 and 2009 and remained challenging in 2010, negatively affecting the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels in the Company’s market areas remained elevated in 2010. The Company cannot assure you that economic conditions in its markets will improve during 2011 or thereafter, and continued weak economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.
The Company has increased levels of other real estate, primarily as a result of foreclosures, and it anticipates higher levels of expense related to other real estate owned.
As the Company has begun to resolve non-performing real estate loans, it has increased the level of other real estate owned primarily through foreclosures acquired from builders and from residential land developers. Expense related to other real estate owned consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as the Company’s level of other real estate owned remains elevated, and also if local real estate values continue to decline, negatively affecting the Company’s results of operations.
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company, or the Bank, might be required to remove these substances from the affected properties at the Company’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company could sustain losses if its asset quality declines.
The Company’s earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Company’s interest income and net interest margin to decrease and its provisions for loan losses and non-interest expenses to increase, which could adversely affect its results of operations and financial condition.

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
In addition, federal and state regulators periodically review the Company’s loan portfolio and may require it to increase its allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of the Company’s loan portfolio may be different than the Company’s. Any increase in the Company’s allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on the Company’s operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans or borrowers, identification of additional problem loans and other factors, both within and outside of the Company’s management’s control. These additions may require increased provision expense which would negatively impact the Company’s results of operations.
Liquidity needs could adversely affect the Company’s results of operations and financial condition.
The Company relies on dividends from the Bank as its primary source of funds. The Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, deposit customers’ views on the Bank’s financial strength, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include federal funds lines of credit from corresponding banks. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
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
The Company, as well as the Bank, operates in a highly regulated environment that is becoming more so and is supervised and examined by various federal and state regulatory agencies who may adversely affect the Company’s ability to conduct business.
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
The Company, as well as the Bank, also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Company or the Bank may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Company and the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time. Any such change could adversely affect the Company’s results of operations.
National or state legislation or regulation may increase the Company’s expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.
Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Company) are exempt from certain provisions of the legislation. The Company cannot predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect it. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a significant impact on the Company’s business, financial condition and results of operations.
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
The Company’s Common Stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s Common Stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to equity market forces like other common stocks. As a result, if you acquire the Company’s stock, you could lose some or all of your investment.

Item 1B.	Unresolved Staff Comments.
Inapplicable.

Item 2.	Properties.
(a) Company Facilities. At December 31, 2010, the Company premises consisted of a main office and ten branches of the Bank, all within or surrounding the cities of Pascagoula, Moss Point, Gautier and Ocean Springs (Jackson County, Mississippi) and Lucedale (George County, Mississippi). The Company owns all properties on which the Company and Bank premises are maintained. For additional information, see Note 4 “Property and Equipment” to the Financial Statements included on page 17 in the Company’s 2010 Annual Report filed as Exhibit 13 hereto.

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

Item 4.	Removed and Reserved.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
At December 31, 2010, the Company’s authorized capital stock consisted of 5,000,000 shares of Common Stock, par value $2.50 per share, of which 1,330,388 were issued and outstanding. The Common Stock is not traded on an exchange nor is there a known active trading market. As of December 31, 2010, the Common Stock of the Company was held of record by 986 stockholders. Based solely on information made available to the Company from a limited number of buyers and sellers, the Company believes that the following table sets forth the quarterly range of sales prices for the Company’s stock during the years 2010 and 2009.
Stock Prices

2010	High	Low
1st Quarter	$40.50	$40.00
2nd Quarter	40.00	40.00
3rd Quarter	40.00	40.00
4th Quarter	40.00	40.00

2009	High	Low
1st Quarter	$40.00	$40.00
2nd Quarter	42.00	40.00
3rd Quarter	41.00	40.00
4th Quarter	41.00	40.00
During each quarter of 2010 and 2009, cash dividends on Common Stock were paid as follows.

	2010	2009
1st Quarter	$0.25	$0.25
2nd Quarter	0.30	0.30
3rd Quarter	0.25	0.25
4th Quarter	0.55	0.55

Total	$1.35	$1.35
Although no assurances can be given, the Company anticipates that cash dividends on shares of the Company’s Common Stock will continue to be paid during 2011, subject to the discretion of the Board of Directors.

Item 6.	Selected Financial Data.
Information required by this item is included under the captions “Summary of Operations” and “Financial Highlights” in the Company’s 2010 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information required by this item is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

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
In addition to using traditional gap tables, the Company uses an earnings forecast model that simulates multiple interest rate scenarios and the effects on the Company’s net interest margin. The model analyzes the earnings risk by revealing the probability of reaching future income levels based on balance sheet changes caused by interest rate fluctuations. The model and traditional gap analysis indicate the Company is liability sensitive, which means that in a rising rate environment, the Company’s net interest margin will generally decrease.
There have been no material changes in reported market risks during the year ended December 31, 2010. A table providing information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2010, is included as Table 14 under the caption “Management’ Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s 2010 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.
Information required by this item is incorporated herein by reference to pages 3 to 28 of the Company’s 2010 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer of the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Merchants & Marine Bancorp, Inc. management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provisions of Section 989(G) set forth in the Dodd-Frank Act.

Item 9B.	Other Information.
Inapplicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information concerning the directors and executive officers of the Company required by Item 401 is included under the caption “Proposal 1: Election of Directors” and “Executive Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2011, incorporated herein by reference. Information required by Items 405, 406 and 407 of Regulation S-K are included under the headings “Board Committees” and “Code of Ethics”, under the caption “Corporate Governance” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” under the caption “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2011, incorporated herein by reference.

Item 11.	Executive Compensation.
Information required by this item is included under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2011, incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” under the caption “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2011, incorporated herein by reference.
The Company does not have any compensation plans under which it authorizes shares of Common Stock for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this item is included under the headings “Certain Transactions” and “Director Independence” under the caption “Corporate Governance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2011, incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information required by this item is included under the caption “Relationship with Principal Accountants” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 7, 2011, incorporated herein by reference.

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

MERCHANTS & MARINE BANCORP, INC.
March 25, 2011	By:	/s/ Royce Cumbest
Royce Cumbest
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Royce Cumbest Royce Cumbest	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2011

/s/ Frank J. Hammond, III Frank J. Hammond, III	Director	March 25, 2011

/s/ Lynda J. Gautier Lynda J. Gautier	Director	March 25, 2011

/s/ Paul H. Moore, Jr., M.D. Paul H. Moore, Jr., M.D.	Director	March 25, 2011

/s/ Scott B. Lemon Scott B. Lemon	Director	March 25, 2011

/s/ Gerald J. St. Pe’ Gerald J. St. Pe’	Director	March 25 2011

/s/ Thomas B. Van Antwerp Thomas B. Van Antwerp	Director	March 25, 2011

/s/ John F. Grafe John F. Grafe	Director	March 25, 2011

/s/ Julius A. Willis, Jr., DMD Julius A. Willis, Jr., DMD	Director	March 25, 2011

/s/ Diann M. Payne Diann M. Payne	Director	March 25, 2011

/s/ Elise Bourgeois Elise Bourgeois	Senior Vice President and Chief Financial Officer	March 25, 2011

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

3.1	The Articles of Incorporation of the Company are incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

3.2	The Bylaws of the Company are incorporated by reference from Exhibit 3.2 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

4	Specimen Common Stock Certificate is incorporated by reference from Exhibit 4 of the Company’s Form 10-K filed on March 20, 2009.

10	Director Deferred Compensation Plan is incorporated by reference from Exhibit 10 of the Company’s Form 10-K filed on March 20, 2009.

13	Selected portions of the Company’s 2010 Annual Report for the year ended December 31, 2010.

21	Subsidiaries of Merchants & Marine Bancorp, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.