Form 10-Q
period 2011-03-31
Merchants & Marine Bancorp, Inc.
filed 2011-05-16
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company) ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes            ☑ No
As of May 13, 2011, 1,330,338 shares of Common Stock were outstanding.

Part I. Financial Information

Item 1.	Financial Statements
MERCHANTS & MARINE BANCORP, INC., AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$44,467,280	20,010,142
Federal funds sold	97,000	3,147,000
Securities:
Available-for-sale, at fair value	178,873,975	116,333,500
Held-to-maturity, at amortized cost	96,136,578	112,981,596
Non-marketable equity securities	900,060	900,060
Loans, less allowance for loan losses of $3,268,217 and $3,268,217, respectively	215,348,812	216,470,346
Property and equipment, net of depreciation	15,490,942	15,727,476
Other real estate owned	2,799,723	2,275,723
Accrued income	2,967,097	2,401,057
Other assets	13,186,256	13,148,056

Total assets	$570,267,723	503,394,956

LIABILITIES
Deposits:
Non-interest bearing demand	$166,424,470	79,614,176
Interest bearing savings, demand and other time deposits	327,784,665	348,586,934

Total deposits	494,209,135	428,201,110
Federal funds purchased and securities sold under agreements to repurchase	14,253,773	13,729,528
Accrued expense and other liabilities	9,092,322	9,113,767

Total liabilities	517,555,230	451,044,405

STOCKHOLDERS’ EQUITY
Common stock — $2.50 par value per share, 1,330,560 shares authorized, 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	39,803,111	39,013,928
Accumulated other comprehensive income (loss)	(4,916,463)	(4,489,222)

Total stockholders’ equity	52,712,493	52,350,551

Total liabilities and stockholders’ equity	$570,267,723	503,394,956

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Interest and fees on loans	$3,336,172	3,483,863
Interest on investment securities:
Taxable	1,609,243	1,240,640
Exempt from federal and state income tax	211,661	148,518
Interest on federal funds sold	26,884	18,338
Other interest income	186	95,945

Total interest income	5,184,146	4,987,304

Interest expense
Interest on deposits	903,769	994,429
Interest on federal funds purchased and securities sold under agreements to repurchase	6,003	7,151

Total interest expense	909,772	1,001,580

Net interest income	4,274,374	3,985,724
Provision for loan losses	241,624	131,864

Net interest income after provision for loan losses	4,032,750	3,853,860

Non-interest income
Service charges on deposit accounts	1,095,616	1,003,492
Miscellaneous	358,948	563,605

Total non-interest income	1,454,564	1,567,097

Non-interest expense
Salaries and employee benefits	1,679,440	2,120,075
Premises	667,569	751,482
Services and fees expense	416,784	508,912
Miscellaneous	1,241,874	1,026,901

Total non-interest expense	4,005,667	4,407,370

Income before income taxes	1,481,647	1,013,587
Provision for income taxes	359,879	245,770

Net income	$1,121,768	767,817

Net income per common share	$0.84	0.58

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

Net income	$1,121,768	767,817

Other comprehensive income, net of tax:
Unrealized holding gain (loss) arising during period	(427,241)	(58,200)

Comprehensive income	$694,527	709,617

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
	Common Stock				Other
	Shares			Retained	Comprehensive
	Issued	Amount	Surplus	Earnings	Income (Loss)
Balance December 31, 2010	1,330,338	$3,325,845	14,500,000	39,013,928	(4,489,222)

Net income	—	—	—	1,121,768	—

Cash dividends, $.25 per share	—	—	—	(332,585)	—

Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $220,092	—	—	—	—	(427,241)

Balance, March 31, 2011	1,330,338	$3,325,845	14,500,000	39,803,111	(4,916,463)

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,121,768	767,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,741	359,870
Provision for loan losses	241,624	131,864
Amortization of securities premium/discount	60,364	9,719
Loss on sale of securities	13,750	—
(Increase) decrease in accrued income	(566,040)	128,289
Reinvested earnings on securities	(838)	—
Decrease in interest payable	(53,675)	(66,381)
Other, net	613,224	567,643

Net cash provided by operating activities	1,744,918	1,898,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold and securities purchased under agreements to resell	3,050,000	13,900,000
Proceeds from sales and maturities of securities available-for-sale	15,486,250	16,000,000
Purchase of securities available-for-sale	(78,679,050)	(10,185,000)
Proceeds from maturities of securities held to maturity	17,055,000	25,583,333
Purchase of securities held-to-maturity	(278,267)	(40,109,393)
Net (increase) decrease in loans	355,910	(6,279,193)
Purchase of property and equipment	(78,207)	(42,696)

Net cash used by investing activities	(43,088,364)	(1,132,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	66,008,025	75,410,201
Net increase in federal funds purchased and securities sold under agreements to repurchase	524,245	2,027,771
Dividends paid	(731,686)	(731,686)

Net cash provided by financing activities	65,800,584	76,706,286

Net increase in cash and due from banks	24,457,138	77,472,158
Cash and due from banks, beginning	20,010,142	14,451,113

Cash and due from banks, ending	$44,467,280	91,923,271

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and for the Three Months Ended March 31, 2011
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Statements:
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bancorp, Inc.’s 2010 Annual Report on Form 10-K.
Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 presentation.
December 31, 2010 Balance Sheet Presentation.
The condensed consolidated balance sheet at December 31, 2010 has been taken from the audited balance sheet at that date.
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

2. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
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
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and federal funds sold	44,467	44,467	23,157	23,157
Securities:
Available-for-sale	178,874	178,874	116,334	116,334
Held-to-maturity	96,137	97,773	112,982	114,389
Non-marketable	900	900	900	900
Loans, net of allowance	215,349	214,629	216,470	216,162

Financial liabilities:
Deposits	494,209	492,998	428,201	428,195
Federal funds purchased and securities sold under agreements to repurchase	14,254	14,254	13,730	13,730
3. DEFINED BENEFIT PENSION PLAN
The Company has a non-contributory pension plan covering all employees who qualify under length of service and other requirements. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and average earnings for the five consecutive plan years, which produce the highest average. The following table presents information regarding the plan’s net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Net periodic benefit cost (income):
Service cost	$95	101
Interest cost	150	151
Expected return on plan assets	(181)	(165)
Amortization (gain) loss	65	68

Net periodic pension expense	$129	155

4. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through May 10, 2011, the date of issuance of the condensed consolidated financial statements. No material subsequent events have occurred since March 31, 2011 that required recognition or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan”, “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and without limitation, (i) the Company’s ability to effectively execute its business plans; (ii) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (iii) rapid fluctuations or unanticipated changes in interest rates; (iv) continuation of the historically low short-term interest rate environment; (v) increased competition with other financial institutions in the markets that the Company serves; (vi) continuing consolidation in the financial services industry; (vii) losses, customer bankruptcy, claims and assessments; (viii) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (ix) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
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

Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation and Bauer Financial has given the Bank a 5-Star rating for the 70th consecutive quarter indicating that Merchants & Marine Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the Securities and Exchange Commission (the “SEC”), the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). At March 31, 2011, the Company’s assets totaled $570 million and it employed 129 persons on a full-time equivalent basis.
Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the challenges still facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts and business and staffing needs.
Earnings Highlights
The Company’s net income for the first quarter of 2011 was $1,122,000, a 46.1% increase, when compared to $768,000 for the first quarter of 2010 and $768,000 for the first quarter of 2009. The following discussions, tables and the accompanying financial statements presented outline the change in earnings from the first quarters of 2011, 2010 and 2009. Return on average assets was 0.8%, 0.6% and 0.7%, for first quarters of 2011, 2010 and 2009, respectively. Return on average equity was 8.6%, 6.0% and 6.3%, in the first quarters of 2011, 2010 and 2009, respectively. Earnings per share were $0.84 in the first quarter of 2011, compared to $0.58 in the first quarters of 2010 and 2009.
Earning Assets
A detailed comparison of the Company’s average earning assets for the first quarters of 2011, 2010 and 2009 is presented in Table 1 of this report. The Company’s earning assets include loans, investments, Federal Reserve balances and federal funds sold. Average earning assets for the first quarter of 2011 totaled $531,076,000 compared to $426,197,000 in 2010 and $398,505,000 in 2009. Average net loans decreased by $7,550,000 in the first quarter of 2011, compared to an increase of $9,113,000 for the first quarter of 2010 and a decrease of $245,000 in first quarter of 2009. Average securities increased by $82,878,000 and $13,416,000 in the first quarters of 2011 and 2010, respectively, compared to a decrease of $5,560,000 for the first quarter of 2009. Average federal funds sold decreased by $6,199,000 or 84.7% and $27,921,000 or 79.2% in the first quarters 2011 and 2010, respectively, compared to a decrease of $7,580,000 or 17.7%, in the first quarter of 2009. Other earning assets consist of balances maintained in a Federal Reserve excess balance account. The average balance for the first quarter of 2011 totaled $53,734,000 compared to $33,084,000 for the first quarter of 2010.
Net Interest Income
The major source of the Company’s income comes from gathering funds from deposit sources and investing them in loans and securities. Net interest income is the revenue generated from earning assets less the cost of interest paid on deposits and other interest bearing liabilities. Balancing interest rate, credit, liquidity and capital risks, while managing its assets and liabilities to maximize income growth is the Company’s primary long-term objective.

A bank’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest earning asset yields and interest bearing liability costs and the percentage of interest earning assets funded by interest bearing liabilities. The net margin, on a tax equivalent basis, was 3.0%, 3.3% and 3.5% in the first quarters of 2011, 2010 and 2009, respectively. The decreases in 2011 and 2010 are attributable to the decrease in rates of return on interest earning assets. Tax equivalent net interest income increased in the first quarter of 2011 and 2010 by 9.9% and 0.8% and decreased in 2009 by 7.9%.
Average net loans increased by 3.6% and 4.5% in the first quarters of 2011 and 2010, compared to a decrease of 0.1% in the first quarter of 2009. Loan interest income decreased by 4.2%, in the first quarter of 2011, compared to an increase of 0.4% in the first quarter of 2010 and a decrease of 10.9% in the same period of 2009. Loan yields fell by 49, 27 and 82 basis points in the first quarters of 2011, 2010 and 2009, respectively. Yields on average taxable securities, in the first quarters of 2011, 2010 and 2009, equaled 2.8%, 3.2% and 4.4%, respectively. Interest earned on average taxable securities increased by 29.5% in the first quarter of 2011 compared to declines of 24.4% and 16.2% in the first quarters of 2010 and 2009, due to higher volumes. Income on average tax-exempt securities increased 42.0% and 82.9% in the first quarters of 2011 and 2010 due to increased volumes. Yields and income on average tax-exempt securities remained relatively unchanged in the first quarter of 2011 compared to the same period in 2010 and 2009. The average volume of all securities in the first quarters of 2011 and 2010, increased by 47.8% and 8.4%, respectively, compared to a decrease in 2009 of 3.4%. Total securities income increased by 30.8% in 2011 compared to a decrease of 19.3% in 2010 as a result of higher volumes. The average balance of federal funds sold decreased in the first quarters of 2011, 2010 and 2009 by 84.7%, 79.2% and 17.7%. Income from federal funds sold decreased by 75.0%, 88.9% and 130.5% in the first quarters of 2011, 2010 and 2009, respectively. This decrease is a result of lower volumes and yields.
Total average interest bearing liabilities increased by 18.1% and 22.4%, in the first quarters of 2011 and 2010 compared to a decrease of 5.7% in the first quarter of 2009. Rates paid on these funds decreased 26, 70 and 78 basis points in the first quarter of 2011, 2010 and 2009, respectively. The decrease in rates paid on these funds resulted in a decrease in interest expense of $94,000, $349,000 and $710,000 for the first quarters of 2011, 2010 and 2009. Interest bearing checking, money market fund, and savings average balances increased by 22.3% and 41.7% for the first quarters of 2011 and 2010 and decreased by 11.8% in the first quarter of 2009. The increases in 2011 and 2010 were a result of gaining public fund customers and the decrease in 2009 was primarily a result of losing a public fund depository customer that was subject to bid. Average time deposit balances increased by 6.2% in the first quarter of 2011 and decreased by 4.0% in the first quarter of 2010, compared to an increase of 11.9% in the first quarter of 2009. The average rate paid on these funds was 1.5%, 2.0% and 3.2% for the first quarters of 2011, 2010 and 2009. Interest expense on time deposits decreased by 19.8%, 39.7% and 15.6% in the first quarters of 2011, 2010 and 2009, because of lower rates paid. Average federal funds purchased and securities sold under agreements to repurchase in the first quarter of 2011 increased by 36.5% and decreased by 18.6% and 32.2% in the first quarters of 2010 and 2009. Interest rates paid on these funds decreased by 10, 4 and 250 basis points for the first quarters of 2011, 2010 and 2009. Table 1 and 2 provide more information on the Company’s net interest income and rate and volume variances.
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
Average loans, net of unearned income, as a percentage of average earning assets, was 41.4%, 54.0% and 45.7%, for the first quarters of 2011, 2010 and 2009, respectively. The average loan to deposit ratio was 43.6%, 52.2% and 54.3% at the end of the first quarters of 2011, 2010 and 2009, respectively. Average net loans increased by 3.6% and 4.5% in the first quarters of 2011 and 2010 and decreased by 0.1% in the first quarter of 2009. Loan interest income decreased by 4.2% at first quarter-end 2011 and increased by 0.4% at first quarter-end 2010 compared to a decrease of 10.9% in the same period of 2009.
Loan growth in the real estate portfolio resulted in an increase in loans secured by real estate from $136,680,000 at first quarter-end 2009 to $149,492,000 at first quarter-end 2010 to $162,297,000 at first quarter-end 2011. Commercial and industrial loans totaled $24,467,000, $26,386,000 and $27,648,000 at first quarter-end 2011, 2010, and 2009, respectively. Consumer loans totaled $27,822,000 at first quarter-end 2011 and $33,939,000 at first quarter-end 2010, compared to $35,527,000 at first quarter-end 2009. Other loans at first quarter-end 2011 decreased slightly when compared to the same period in 2010.
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
The allowance to total loans was 1.5% at first quarter-end 2011 and 1.4% at first quarter-end 2010, compared to 1.5% at first quarter-end 2009.
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
In assessing the adequacy of the ALL, the Company also relies on an ongoing loan review process. This process is undertaken to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio. The loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of the Company, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. Management estimates losses on impaired loans based on estimated cash flows, or the fair market value of the underlying loan collateral.

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
Total non-performing assets totaled $8,219,000, $4,425,000 and $2,115,000, at first quarter-end 2011, 2010, and 2009, respectively. Non-performing assets, as a percentage of total loans, were 3.8% at the first quarter-end 2011, 2.0% at the first quarter-end 2010 and 1.0% at first quarter-end 2009. Non-accrual loans and accruing loans over 90 days past due totaled $5,419,000 or 2.5% of total loans, $2,278,000 or 1.0% of total loans and $1,879,000, or 0.9% of total loans, at first quarter-end 2011, 2010, and 2009, respectively. Other real estate totaled $2,800,000 or 1.3% of total loans, $2,147,000 or 1.0% of total loans and $236,000 or 0.1% of total loans at first quarter-end 2011, 2010 and 2009. The increase in non-performing assets is a result of declining economic conditions which include high unemployment, declines in real estate value, and other factors. See Table 10 for additional information concerning the Company’s non-performing assets.
Securities Available for Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets and had book values totaling $275,910,000, $186,796,000 and $148,528,000, for the first quarter-end 2011, 2010 and 2009, respectively. The large increase in securities in 2011 and 2010 is a result of increases in deposits resulting from gaining additional public fund customers.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available for sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affording the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and inter-market spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Accounting Standards Codification 320 Investment in debt and Equity Securities, securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains net of taxes of $(2,345,000), $157,000 and $4,000 were included in stockholders’ equity at first quarter-end 2011, 2010, and 2009, respectively. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs. A portion of the Company’s investment portfolio is pledged as collateral against public deposits, treasury tax and loan on securities sold under agreements to repurchase.

Yields on average taxable securities in the first quarters of 2011 and 2010 equaled 2.8% and 3.2%, compared to 4.4% in the first quarter of 2009. Interest earned on average taxable securities increased by 29.5% in the first quarter of 2011, compared to a decline of 24.4% and 16.2% in the first quarters of 2010 and 2009. The increase in 2011 is due to higher volumes, and the decreases in 2010 and 2009 are due to lower yields. Income increased on average tax-exempt securities by 42.0% and 82.9% in the first quarters of 2011 and 2010 due to higher volumes. Yields and income on average tax-exempt securities remained relatively unchanged in the first quarter of 2009 compared to the same period of 2008. The average volume of all securities increased by 47.8% and income increased by 30.9% in the first quarter of 2011, compared to an increase of 8.4% in volume and a decrease of 19.3% in income in the first quarter of 2010, compared to a decrease of 3.4% in volume and 15.9% in income in the first quarter of 2009, as a result of lower volumes and lower rates earned in 2009. The average balance of federal funds sold decreased in the first quarters of 2011, 2010 and 2009 by 84.8%, 79.2% and 17.7%, respectively. Income from these funds decreased by 75.0%, 88.9% and 130.5% in the first quarters of 2011, 2010 and 2009, as a result of the decrease volumes and the 285 basis points drop in rates earned in 2009. The decrease in volumes in the first quarters of 2011 and 2010 are a result of excess funds being placed in a Federal Reserve Excess Balance account shown as other interest earning assets in Table 1.
See Tables 4 and 5 for more information about the Company’s securities portfolio composition yields and maturity distributions.
Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits increased by 23.9% and 8.9% at first quarter-end 2011 and 2010 and decreased by 4.2% at first quarter-end 2009, respectively. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
Liquidity
Liquidity for a financial institution can be expressed in terms of maintaining sufficient funds available to meet both expected and unanticipated obligations in a cost-effective manner. The Company closely monitors its liquidity position to ensure it has ample funds available to meet its obligations. The Company relies on maturing loans and investments, federal funds, excess funds and its core deposit base to fund its day-to-day liquidity needs. By monitoring asset and liability maturities and the levels of cash on hand, the Company is able to meet expected demands for cash. The Company also has access to federal fund lines at correspondent banks and to an inventory of readily marketable government securities.
Average federal funds purchased and securities sold under agreement to repurchase represents 2.9%, 2.6% and 3.5% of total average deposits for the years 2011, 2010 and 2009, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Off Balance Sheet Arrangements
As of March 31, 2011, the Company had unfunded loan commitments outstanding of $19,029,000 and outstanding standby letters of credit of $830,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds and a detailed statement of cash flows can be found in the accompanying notes to the financial statements.

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
The Company also has a defined benefit plan for substantially all of its employees, as well as former employees, who have retired from the Company; consequently, the Company is contractually obligated to pay these benefits to its retired employees. As of December 31, 2010, the plan was underfunded by $2,457,000, compared to an underfunded amount of $1,907,000 at year-end 2009. The underfunded status is the result of the poor market conditions in 2008 and the resulting effect on the performance of the plan’s investment assets. Management is monitoring the funded status of its defined benefit plan closely and has begun to contribute additional funding to the plan during 2011. See Notes to Financial Statements — Note 3.
Risk-Based Capital/Stockholders’ Equity
The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 20.7% at quarter-end 2011, 20.8% at quarter-end 2010 and 21.4% at quarter-end 2009. Tier 1 risk-based was 19.5% at quarter-end 2011, 19.7% at quarter-end 2010 and 20.1% at quarter-end 2009. The leverage ratio at quarter-end 2011, 2010 and 2009 was 9.7%, 11.0% and 11.5%, respectively.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.
Stockholders’ equity to total assets at first quarter-end 2011, 2010 and 2009 was 9.3%, 9.7% and 10.9%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, commissions, charges and other fees. Service charges on deposit accounts income increased by 9.2% in the first quarter of 2011, 6.2% in the first quarter of 2010 and decreased by 12.2% in the first quarter of 2009. These fees are generated from customer accounts and are affected by the number of accounts, and the balances of accounts subject to service charges. The Company updated its pricing structure during the first quarter of 2011 and this change is reflected in the increase in service charge income. Miscellaneous income for the first quarter of 2011 decreased 36.4% compared to an increase of 14.5% at first quarter of 2010 and decreased by 21.0% for the first quarter of 2009. The decrease in 2011 is due to a gain recognized on real estate owned in the first quarter of 2010 of $116,000.

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
Salaries and employee benefits expense decreased in the first quarter of 2011 by 20.8% and increased in the first quarters of 2010 and 2009 by 3.3% and 11.4%, respectively. The decrease in 2011 is due to a reduction in the number of full time equivalent employees, a lower defined benefit pension expense, and the number of payrolls recognized during 2011 verses 2010. The increase in 2009 is attributed to increases in employee raises and an increase in the defined benefit pension plan expense. Premise expense decreased by 11.2% in the first quarter of 2011 and increased by 2.9% and 15.5%, in the first quarters 2010 and 2009, respectively. The decrease in 2011 is attributed to a reduction in property taxes on the main branch and depreciation expense overall. The large increase in 2009 is attributable to the depreciation of several of the Company’s branches that have been remodeled. Miscellaneous expenses increased by 21.0% and 7.9% in the first quarters of 2011 and 2010 and decreased by 14.9% when comparing the first quarter of 2009 to the same period in 2008. The increase in 2011 is due to merchant fees absorbed on behalf of a public fund deposit customer. The increase in the first quarter of 2010 is primarily due to an increase in FDIC insurance assessments. The FDIC began increasing deposit premiums in 2009 in order to replenish its reserve funds.
Income Taxes
Income tax expense totaled $360,000, $246,000 and $336,000 for the first quarter-ended 2011, 2010 and 2009, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first quarter ended March 31, 2011, 2010 and 2009:

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans, net of unearned income	$219,836	$3,336	6.07%	$212,286	$3,484	6.56%	$203,173	$3,469	6.83%
Securities held to maturity:
Taxable	82,148	507	2.47%	125,344	1,061	3.39%	103,744	1,252	4.83%
Exempt from Federal income tax	27,097	213	3.14%	19,267	150	3.11%	9,465	82	3.47%
Securities available for sale:
Taxable	147,144	1,101	2.99%	28,900	181	2.51%	46,886	391	3.34%
Other interest earning assets	53,734	27	0.20%	33,084	16	0.19%	—	—	0.00%
Federal funds sold and securities purchased under agreements to resell	1,117	—	0.00%	7,316	2	0.11%	35,237	18	0.20%

Total interest-earning assets	$531,076	$5,184	3.90%	$426,197	$4,894	4.59%	$398,505	$5,212	5.23%
Non interest-earning assets:
Cash and due from banks	17,011			18,496			18,069
Bank premises and equipment	15,632			16,659			17,765
Other assets	15,931			15,198			13,742
Allowance for possible loan losses							(3,093)

Total assets	$579,650			$476,550			$444,988

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

	Quarter ended March 31,
	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$7,550	(148)	$7,402	$9,113	$(27)	$9,086
Investment securities:
Taxable	(43,196)	(554)	(43,750)	21,600	(144)	21,456
Exempt from Federal income tax	7,830	63	7,893	9,802	(36)	9,766
Securities available for sale:
Taxable	118,244	920	119,164	(17,986)	(83)	(18,069)
Other interest earning assets	20,650	11	20,661	33,084	16	33,100
Federal funds sold and securities purchased under agreements to resell	(6,199)	(2)	(6,201)	(27,921)	(9)	(27,930)

Total	$104,879	$290	$105,169	$27,692	$(283)	$27,409

Interest expense on:
Int DDA’s & Savings deposits	$56,214	$12	$56,226	$74,112	$(30)	$74,082
Time deposits	6,680	(105)	6,575	(4,487)	(117)	(4,604)
Federal funds purchased, and securities sold under agreements to repurchase	3,925	(1)	3,924	(2,454)	(4)	(2,458)

Total	$66,819	$(94)	$66,725	$67,171	$(151)	$67,020

Changes in net interest income-tax equivalent	$38,060	$384	$38,444	$(39,479)	$(132)	$(39,611)

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

	March 31,
	2011	2010	2009

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$178,749	$27,268	$56,245
Obligations of states and political subdivisions	—	—	—
Mortgage-backed securities	—	—	—
Other securities	125	153	72

Total securities available for sale	$178,874	$27,421	$56,317

Investment securities
U. S. Treasury and other U. S. Government agencies	$66,610	$136,205	$82,009
Obligations of states and political subdivisions	29,526	22,270	9,602
Mortgage-backed securities	—	—	—
Other securities	900	900	600

Total investment securities	97,036	159,375	92,211

Total securities available for sale and investment securities	$275,910	$186,796	$148,528

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at March 31, 2011:

	Maturing
			After		After 5 Yrs
	Within		1 Yr But		But Within		After 10 Yrs.
	1 Year		Within 5 Yrs		10 Yrs				Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$—	0.00%	$10,010	1.38%	$168,739	3.05%	$—	0.00%	$178,749
Other securities	125	0.00%	—	0.00%	—	0.00%	—	0.00%	125

Total securities available for sale	$125	0.00%	$10,010	1.38%	$168,739	3.05%	$—	0.00%	$178,874

Investment securities
U.S. Treasury and other U.S. Government agencies	$2,000	3.05%	$42,506	2.31%	$22,104	2.30%	$—	0.00%	$66,610
Obligations of states and political subdivisions	1,036	4.66%	14,124	4.08%	10,341	4.24%	4,025	5.92%	29,526
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$3,936	3.50%	$56,630	2.87%	$32,445	2.99%	$4,025	5.92%	$97,036

Total securities available for sale and investment securities	$4,061	3.50%	$66,640	2.78%	$201,184	3.04%	$4,025	5.92%	$275,910

At March 31, 2011, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $27.9 million and a market value of $28.6 million. The yield on obligations of states and and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES ANALYSIS

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2011				MARCH 31, 2011
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$182,355	$99	$(3,705)	$178,749	$66,610	$971	$—	$67,581
STATE AND MUNICIPAL SECURITIES	—	—	—	—	29,526	793	(128)	30,191

OTHER SECURITIES	72	53	—	125	900	—	—	900

TOTAL	$182,427	$152	$(3,705)	$178,874	$97,036	$1,764	$(128)	$98,672

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2010				MARCH 31, 2010
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$27,111	$194	$(37)	$27,268	$136,205	$684	$(511)	$136,378
STATE AND MUNICIPAL SECURITIES	—	—	—	—	22,270	581	(98)	22,753

OTHER SECURITIES	72	81	—	153	900	—	—	900

TOTAL	$27,183	$275	$(37)	$27,421	$159,375	$1,265	$(609)	$160,031

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	MARCH 31, 2009				MARCH 31, 2009
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$56,239	$200	$(215)	$56,224	$82,009	$1,552	$—	$83,561
STATE AND MUNICIPAL SECURITIES	—	—	—	—	9,602	276	(20)	9,858

OTHER SECURITIES	72	22	—	$94	600	—	—	600

TOTAL	$56,311	$222	$(215)	$56,318	$92,211	$1,828	$(20)	$94,019

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the first quarter indicated are shown in the following table classified by type of loans:

	2011	2010	2009

Commercial & Industrial	$24,467	$26,386	$27,648
Real Estate	162,297	149,492	136,680
Consumer Loans	27,822	33,939	35,527
Other Loans	4,014	6,629	5,486

Total Loans	$218,600	$216,446	$205,341

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of March 31, 2011 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$24,134
Over 3 months through 12 months	31,394
Over 1 year through 5 years	148,340
Over 5 years	6,015

Over 1 year but variable rate	3,298

Total Loans	$213,181

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended March 31,
	2011	2010	2009

Beginning Balance	$3,268	$3,100	$3,100
Charge Offs:
Commercial & Industrial	—	43	9
Real Estate	195	30	16
Consumer	157	230	117
Other	—	—	—

Total Charge Offs	352	303	142

Recoveries:
Commercial & Industrial	—	17	5
Real Estate	2	17	—
Consumer	108	137	63
Other

Total Recoveries	110	171	68

Net Charge Offs	242	132	74
Provision for Possible Losses	242	132	74

Ending Balance	$3,268	$3,100	$3,100

Total Loans Outstanding	$218,600	$216,446	$205,341

Average daily loans	$219,836	$212,286	$203,173

	2011	2010	2009
Percentages:
Allowance for loan losses to end of quarter total loans	1.49%	1.43%	1.51%
Allowance for loan losses to average loans	1.49%	1.46%	1.53%
Allowance for loan losses to nonperforming assets	39.76%	70.06%	146.57%
Net charge offs to average loans	0.110%	0.062%	0.036%

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	March 31,
	2011		2010		2009
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	1.80	$59	7.06	$219	7.68	$238
Real Estate	81.66	2,669	61.81	1,916	28.90	896
Consumer	12.29	402	22.52	698	23.23	720
Other	4.25	139	8.61	267	24.39	756
Unallocated	—	—	—	—	15.81	490

	100%	$3,268	100%	$3,100	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the first quarter of the years indicated.

	2011	2010	2009
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$5,419	$2,278	$1,879
Other Real Estate	2,800	2,147	236

	$8,219	$4,425	$2,115

Nonperforming Assets as % of Total Loans	3.76%	2.04%	1.03%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	2.48%	1.05%	0.92%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended March 31,
	2011	2010	2009

Non-interest bearing deposits	$82,365	$47,993	$84,525
Interest-bearing deposits	308,209	251,995	177,883
Interest-bearing time deposits	113,708	107,028	111,515

Total	$504,282	$407,016	$373,923

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at March 31, 2011 are summarized in the following table:

Time remaining until maturity
3 months or less	$16,382
Over 3 through 12 months	43,375
Over 12 months	9,101

Total	$68,858

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at March 31, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	March	Average	Interest	Month-End
	Balance	Balance	Rate*	Balance

2011
Federal funds purchased and securities sold under agreements to repurchase	$14,254	$14,670	0.16%	$14,254

2010
Federal funds purchased and securities sold under agreements to repurchase	$10,641	$10,745	0.26%	$10,641

2009
Federal funds purchased and securities sold under agreements to repurchase	$15,665	$13,199	0.30%	$15,665

*	on daily average balance

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of March 31, 2011, based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$26,286	$31,461	$151,570	$6,015	$215,332
Investment securities	1,232	2,704	56,630	36,470	97,036
Securities available for sale	125	—	10,010	168,739	178,874
Other interest earning assets	35,589	—	—	—	35,589
Federal funds sold and securities purchased under agreements to resell	97	—	—	—	97

Total interest-earning assets	63,329	34,165	218,210	211,224	526,928
Non-interest-earning assets				50,303	50,303

Total assets	$63,329	$34,165	$218,210	$261,527	$577,231

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$27,540	$88,741	$189,722	$—	$306,003
Time deposits	25,092	70,162	17,640	—	112,894
Federal funds purchased, and securities sold under agreements to repurchase	14,254	—	—	—	14,254

Total interest-bearing liabilities	66,886	158,903	207,362	—	433,151
Non-interest-bearing deposits	12,902	37,947	25,045	—	75,894
Other liabilities	—	—	—	16,122	16,122
Stockholders’ equity	—	—	—	52,064	52,064

Total liabilities and stockholders’ equity	$79,788	$196,850	$232,407	$68,186	$577,231

Interest sensitive gap	$(16,459)	$(162,685)	$(14,197)	$193,341
Cumulative interest sensitive gap	$(16,459)	$(179,144)	$(193,341)	$0
Cumulative interest sensitive gap as a percent of total assets	-2.85%	-31.04%	-33.49%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of March 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
	ONE YEAR OR	ONE TO	THREE TO	OVER FIVE
	LESS	THREE YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$175,673	$106,931	$99,293	$—	$381,897
Consumer certificates of deposit	95,254	13,088	4,552	—	112,894
Federal funds borrowed & repurchase agreements	14,254	—	—	—	14,254
Operating leases					—
Purchase obligations	—	—	—	—	—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of March 31, 2011:

	ONE YEAR OR	ONE TO	THREE TO	OVER FIVE
	LESS	THREE YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$10,214	$126	$2	$—	$10,342
Residential real estate	3,241			—	3,241
Revolving home equity and credit card lines	247	683	134	—	1,064
Other	4,382			—	4,382
Standby letters of credit	830			—	830

Item 4.	Controls and Procedures
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
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

MERCHANTS & MARINE BANCORP, INC.
Date: May 16, 2011	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Elise Bourgeois
Elise Bourgeois, Senior Vice President,
Cashier and Chief Financial Officer