Form 10-Q
period 2011-06-30
Merchants & Marine Bancorp, Inc.
filed 2011-08-12
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company) ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 12, 2011, 1,330,338 shares of Common Stock were outstanding.

Part I. Financial Information	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	31

Part II. Other Information	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. (Removed and Reserved)	32

Item 5. Other Information	32

Item 6. Exhibits	32

SIGNATURES	33

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information

Item 1.	Financial Statements
MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$29,703,412	20,010,142
Federal funds sold	97,000	3,147,000
Securities:
Available for sale, at market value	153,925,747	116,333,500
Held to maturity, at amortized cost	97,231,989	112,981,596
Non-marketable equity securities	900,060	900,060
Loans, less allowance for loan losses of $3,131,205 and $3,268,217, respectively	217,980,590	216,470,346
Property and equipment, net of depreciation	15,296,331	15,727,476
Other real estate owned	2,748,923	2,275,723
Accrued income	2,583,669	2,401,057
Other assets	13,433,227	13,148,056

TOTAL ASSETS	$533,900,948	503,394,956

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Non-interest bearing demand	$80,687,003	79,614,176
Interest bearing demand, savings, money market, and other time	377,523,260	348,586,934

Total deposits	458,210,263	428,201,110
Federal funds purchased and securities sold under agreements to repurchase	9,183,433	13,729,528
Accrued expenses and other liabilities	10,476,146	9,113,767

Total liabilities	477,869,842	451,044,405

Stockholders’ Equity:
Common stock — $2.50 par value; 5,000,000 shares authorized; 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	40,376,733	39,013,928
Accumulated other comprehensive income:
Unrealized gain (loss) on securities available for sale	399,770	(1,917,980)
Unrealized (loss) on defined benefit pension plan	(2,571,242)	(2,571,242)

Total stockholders’ equity	56,031,106	52,350,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$533,900,948	503,394,956

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Interest Income:
Interest and fees on loans	$3,468,473	$3,604,110	$6,804,645	$7,087,973
Interest on investment securities:
Taxable	1,657,048	1,315,797	3,266,291	2,545,129
Exempt from federal income tax	273,645	151,458	485,306	313,732
Interest on federal funds sold	10,613	20,878	37,683	39,216

Total interest income	5,409,779	5,092,243	10,593,925	9,986,050

Interest Expense:
Interest on deposits	805,393	920,712	1,709,162	1,915,141
Interest on federal funds purchased and securities sold under agreements to repurchase	5,776	4,873	11,779	12,024

Total interest expense	811,169	925,585	1,720,941	1,927,165

Net interest income	4,598,610	4,166,658	8,872,984	8,058,885
Provision for loan losses	1,066,653	244,242	1,308,277	376,106

Net interest income after provision for loan losses	3,531,957	3,922,416	7,564,707	7,682,779

Non-Interest Income:
Service charges	1,172,639	1,142,825	2,268,255	2,146,317
Miscellaneous	439,425	652,273	798,373	1,195,362

Total non-interest income	1,612,064	1,795,098	3,066,628	3,341,679

Non-Interest Expense:
Salaries and employee benefits	1,717,757	1,801,648	3,397,197	3,921,723
Premises	743,690	758,246	1,411,259	1,542,740
Miscellaneous	1,190,713	1,495,403	2,849,371	2,884,191

Total non-interest expense	3,652,160	4,055,297	7,657,827	8,348,654

Income before income taxes	1,491,861	1,662,217	2,973,508	2,675,804

Provision for income taxes	519,138	506,589	879,017	752,359

NET INCOME	$972,723	$1,155,628	$2,094,491	$1,923,445

NET INCOME PER COMMON SHARE	$0.73	$0.87	$1.57	$1.45

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net income	$972,723	$1,155,628	$2,094,491	$1,923,445

Other comprehensive income, net of tax:

Unrealized holding gains arising during period	2,744,991	78,203	2,317,750	20,003

Comprehensive income	$3,717,714	$1,233,831	$4,412,241	$1,943,448

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,094,491	$1,923,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628,798	716,075
Provision for loan losses	1,308,277	376,106
Net premium amortization	110,250	38,415
Reinvested earnings on securities	—	(869)
(Increase) Decrease in accrued income receivable	(182,612)	215,723
(Decrease) in interest payable	(28,713)	(60,089)
(Gain) on disposition of property and equipment	(6,200)	(90,870)
(Gain) on sale of securities	(196,079)	(230,761)
Net change in other assets and liabilities	244,513	960,526

Net Cash Provided by Operating Activities	3,972,725	3,847,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in Federal funds sold	3,050,000	6,380,000
Purchase of securities available for sale	(115,552,300)	(51,930,830)
Proceeds from sales and maturities of securities available for sale	81,696,169	37,232,500
Purchase of securities held to maturity	(4,753,937)	(99,159,221)
Proceeds from maturities of securities held to maturity	20,365,000	82,720,000
Net (increase) in loans	(3,317,521)	(6,448,492)
Purchase of property and equipment	(197,654)	(92,239)
Proceeds from sale of property and equipment	32,000	543,180

Net Cash (Used) in Investing Activities	(18,678,243)	(30,755,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	30,009,153	47,730,433
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,546,095)	2,322,760
Dividends paid to stockholders	(1,064,270)	(1,064,270)

Net Cash Provided by Financing Activities	24,398,788	48,988,923

Net Increase in Cash and Due from Banks	9,693,270	22,081,522

Cash and Due From Banks, Beginning	20,010,142	14,451,113

Cash and Due From Banks, Ending	$29,703,412	$36,532,635

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares Issued	Amount	Surplus	Earnings	Income (Loss)

Balance December 31, 2010	1,330,338	$3,325,845	14,500,000	39,013,928	(4,489,222)

Net income	—	—	—	2,094,491	—

Cash dividends, $.55 per share	—	—	—	(731,686)	—

Changes in unrealized gain (loss) on securities available-for-sale, net of taxes of $1,193,992	—	—	—	—	2,317,750

Balance, June 30, 2011	1,330,338	$3,325,845	14,500,000	40,376,733	(2,171,472)

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and for the Three and Six Months Ended June 30, 2011
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
As of and for the Three and Six Months Ended June 30, 2011
2. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and federal funds sold	$28,862	28,862	$23,157	23,157
Securities:
Available-for-sale	153,926	153,926	116,334	116,334
Held-to-maturity	97,232	99,314	112,982	114,389
Non-marketable	900	900	900	900

Loans, net of allowance	217,981	221,276	216,470	216,162

Financial liabilities
Deposits	458,210	458,270	428,201	428,195
Federal funds purchased and securities sold under agreements to repurchase	9,183	9,183	13,730	13,730
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net periodic benefit cost (income):
Service cost	$95	101	$190	202
Interest cost	150	151	300	302
Expected return on plan assets	(181)	(165)	(362)	(330)
Amortization (gain)/loss	65	68	130	136

Net periodic pension expense:	$129	155	$258	310

4. SUBSEQUENT EVENTS
We have evaluated subsequent events through August 10, 2011, the date of issuance of the condensed consolidated financial statements. On August 3, 2011, Merchants & Marine Bank entered into a Purchase and Assumption Agreement to acquire approximately $55 million of assets and certain liabilities of the branch offices of Heritage First Bank located in Crossville and Gulf Shores, Alabama. The agreement is subject to applicable regulatory approvals and is expected to close during the fourth quarter of 2011.

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
Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full service, federally insured bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation and Bauer Financial has given the Bank a 5-Star rating for the 71st consecutive quarter indicating that the Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the Securities and Exchange Commission (the “SEC”), the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). At June 30, 2011, the Company’s assets totaled $534 million and it employed 125 persons on a full-time equivalent basis.

Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the challenges still facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts and business and staffing needs.
Earnings Highlights
The Company’s net income for the second quarter of 2011 was $973,000, a decrease of 15.8% from $1,156,000 for the second quarter of 2010. Year-to-date net income at June 30, 2011 was $2,094,000, compared to $1,923,000 for the same period of 2010, an increase of 8.9%. The following discussions, tables, and the accompanying financial statements outline the change in earnings from the first two quarters of 2011, 2010 and 2009. Return on average assets for the first two quarters of 2011 was 0.7%, compared to 0.8% for the same period of 2010, and 0.7% for the same period of 2009. Return on average equity was 8.0%, 7.5% and 6.4% in the first two quarters of 2011, 2010 and 2009, respectively. Year to date earnings per share in the first six months of 2011, 2010 and 2009 were $1.57, $1.45 and $1.19, respectively.
Earning Assets
A detailed comparison of the Company’s average earning assets for the second quarter of 2011, 2010 and 2009 is presented in Table 1 of this report. The Company’s earning assets include loans, investments, Federal Reserve balances and federal funds sold. Average earning assets for the first two quarters of 2011 totaled $522,357,000 compared to $446,624,000 in 2010 and $404,456,000 for the same period in 2009. The increase in average earning assets in 2011 is a result of increases in deposits. Average net loans increased by $6,458,000, $8,031,000 and $4,715,000 in the first two quarters of 2011, 2010 and 2009, respectively. Average securities increased by $74,118,000 and $30,030,000, in the first two quarters of 2011 and 2010, respectively, compared to a decrease of $18,901,000, for the first two quarters of 2009. The average balance of federal funds sold decreased by $7,285,000, $30,647,000 and $3,986,000 for the first two quarters of 2011, 2010 and 2009, respectively. Other earning assets consist of balances maintained in a Federal Reserve excess balance account. The average balance for the first two quarters of 2011 totaled $37,196,000 compared to $34,754,000 for the first two quarters of 2010.
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

A bank’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest-earning asset yields and interest-bearing liability costs and the percentage of interest-earning assets funded by interest-bearing liabilities. The net margin, on a tax equivalent basis, was 3.2%, 3.2% and 3.3% for the second quarter of 2011, 2010 and 2009, respectively. The decreases in 2011 and 2010 are attributable to the decreases in rates of return on interest earning assets compared to 2009. Tax equivalent net interest income increased in the first two quarters of 2011 and 2010 by 12.2% and 5.9% and decreased in the first two quarters of 2009 by 13.1%.
Average net loans increased by 3.0%, 3.9% and 2.3% in the first two quarters of 2011, 2010 and 2009, respectively. In the first two quarters of 2011, loan interest income decreased by 2.7%, compared to an increase of 0.8% in 2010 and a decrease of 7.8% in 2009. Loan yields were 6.2%, 6.6% and 6.8% in the first two quarters of 2011, 2010 and 2009, respectively. The changes in loan yields are related to market conditions. Loan yields respond to many factors, including cuts in the prime interest rate, Federal Reserve rate reductions and competition. Yields on average held-to-maturity taxable securities equaled 2.4% in the first two quarters of 2011, compared to 3.2% in the first two quarters of 2010 and 4.5% in the first two quarters of 2009, due to decreased interest earnings. Yields on tax-exempt securities decreased by 2 basis points as maturing securities were reinvested in lower earning rate securities. The average volume of all securities increased by 38.9% and 18.7% in the first two quarters of 2011 and 2010, compared to a decrease of 10.5% in the first two quarters of 2009. The increase in volumes of securities is directly related to increases in deposits during the first two quarters of 2011 and 2010. Total securities income increased by 29.5% in the first two quarters of 2011, compared to decreases of 8.6% and 24.7% in the first two quarters of 2010 and 2009, respectively. The average balance of federal funds sold decreased by $7,285,000, $30,647,000 and $3,986,000 for the second quarters of 2011, 2010 and 2009, respectively. Income from these funds decreased by 94.2%, 86.1% and 93.4%, in the first two quarters of 2011, 2010 and 2009, respectively. The decrease in the first two quarters of 2011 and 2010 is attributable to reinvesting a large portion of excess funds into a Federal Reserve excess balance account, shown as other earning assets in Table 1. The decrease in 2009 income was due to lower rates earned.
Total average interest bearing liabilities increased 22.7% and 19.7% in the first two quarters of 2011 and 2010, compared to a decrease of 1.7% in 2009. Rates paid on these funds decreased by 36, 71 and 75 basis points in the first two quarters of 2011, 2010 and 2009, respectively. The decrease in the rates paid on these funds resulted in a decrease in interest expense of $353,000, $753,000 and $1,183,000 for the first two quarters of 2011, 2010 and 2009, respectively. Interest-bearing checking, money market funds and savings accounts average balances increased by 31.0% and 36.2% in the second quarter of 2011 and 2010 and decreased by 3.9% for the second quarter of 2009. Interest expense on these funds decreased 18.7%, 11.0% and 8.3% in the first two quarters of 2011, 2010 and 2009, respectively. Average time deposit balances increased by 3.9% in the first two quarters of 2011 and decreased by 2.4% in 2010 compared to an increase of 10.3% in the first two quarters of 2009. The average rate paid on these funds was 1.5%, 1.9% and 3.0% for the first two quarters of 2011, 2010 and 2009, respectively. Interest expense on time deposits decreased 18.2%, 38.1% and 17.7% in the first two quarters of 2011, 2010 and 2009, respectively. Average federal funds purchased and securities sold under agreements to repurchase increased 27.2% for the first two quarters of 2011, compared to decreases of 16.0% and 38.0% in the first two quarters of 2010 and 2009, respectively. Interest expense remained the same in the first two quarters of 2011 compared to 2010 and decreased by 45.4% or 12 basis points, in the first two quarters of 2010 compared to 2009, due to lower rates paid and volumes. Tables 1 and 2 provide more information on the Company’s net interest income and rates.
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
Average loans, net of unearned income, as a percentage of average earning assets, was 42.1%, 47.8% and 50.8%, for the first two quarters of 2011, 2010 and 2009, respectively. The average loan-to-deposit ratio was 44.6%, 50.2% and 54.2% at June 30, 2011, 2010 and 2009, respectively. Average net loans increased by $6,458,000, $8,031,000 and $4,715,000 at second quarter-end 2011, 2010 and 2009, respectively.
Loan growth in the real estate portfolio resulted in an increase in loans secured by real estate from $141,329,000 at second quarter-end 2009, to $152,181,000 at second quarter-end 2010, to $164,276,000 at second quarter-end 2011. Real estate loans increased $12,095,000, $10,852,000 and $18,461,000 at second quarter-end 2011, 2010 and 2009, respectively. Commercial and industrial loans and loans to municipal and local governments totaled $25,870,000, $26,297,000 and $26,962,000 at the second quarter-end 2011, 2010 and 2009, respectively. Consumer loans decreased from $37,835,000 and $32,245,000 at second quarter-end 2009 and 2010, respectively, to $27,494,000 at second quarter-end 2011. See Tables 6 and 7 for a comparison of the loan portfolio’s composition and maturity breakdown.
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
The allowance to total loans was 1.4% at second quarter-end 2011 and 2010 compared to 1.5% at second quarter-end 2009.
The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio and are yet to be identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. Company management has determined that the balance of the ALL is adequate to cover potential future losses. The provision for loan losses totaled $1,308,000, $376,000 and $135,000 for the first two quarters of 2011, 2010 and 2009, respectively. The increase in the loan loss provision for second quarter-end 2011 was due to the write down of a few large commercial customers. If economic conditions deteriorate beyond management’s current expectations, an increase to the provision for loan losses may be necessary. See Tables 8 and 9 for a detailed analysis of the Company’s allowance for loan losses.

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
Total non-performing assets totaled $7,983,000, $4,175,000 and $2,940,000 at June 30, 2011, 2010 and 2009, respectively. Non-performing assets, as a percentage of total loans, were 3.7% at June 30, 2011, 2.0% at June 30, 2010, and 1.5% at June 30, 2009. Non-accrual loans and accruing loans over 90 days past due totaled $5,234,000, or 2.4% of total loans, $2,477,000, or 1.1% of total loans, and $2,839,000, or 1.4% of total loans, at June 30, 2011, 2010 and 2009, respectively. Other real estate totaled $2,749,000, or 1.3% of total loans, at June 30, 2011, $1,698,000, or 0.8% of total loans, at June 30, 2010 and $101,000, or 0.1% of total loans, at June 30, 2009. See Table 10 for additional information concerning the Company’s non-performing assets.
Securities Available-for-Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets. Securities had book values totaling $252,058,000, $209,544,000 and $166,512,000, for the second quarter-end 2011, 2010 and 2009, respectively. The large increases in securities in 2011 and 2010 are a result of increases in deposits resulting from gaining public fund depository customers.
The securities portfolio is divided into two classifications: available-for-sale and held to maturity. The available for sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affording the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and inter-market spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Accounting Standards Codification 320 Investment in Debt and Equity Securities, securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains net of taxes of $400,000 and $235,000 were included in stockholders’ equity at second quarter-end 2011 and 2010, compared to an unrealized loss of $48,000 in 2009, respectively. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs. A portion of the Company’s investment portfolio is pledged as collateral against public deposits and securities sold under agreements to repurchase.

Yields earned on average taxable securities equaled 2.4% in the second quarter of 2011 and 3.2% in the second quarter of 2010 compared to 4.5% in the second quarter of 2009. Income increased on average tax-exempt securities by 35.0%, 73.5% and 19.9% in the first two quarters of 2011, 2010 and 2009 due to higher volumes. The average volume of all securities increased by 38.9% and 18.7% in the first two quarters of 2011 and 2010, compared to a decrease of 20.6% in the first two quarters of 2009. The increase in volumes of securities is directly related to an increase in public deposits during the period. Total securities income increased 29.5% in the first two quarters of 2011, compared to decreases of 8.6% and 24.7% in the first two quarters of 2010 and 2009, respectively. The decreases are attributed to lower yields. The average balance of federal funds sold decreased by $7,285,000 at second quarter-end 2011, $30,647,000, or 79.5%, at second quarter-end 2010 and $3,986,000, or 9.4%, at second quarter-end 2009. Income from these funds decreased by 94.2%, 86.1% and 93.4%, in the first two quarters of 2011, 2010 and 2009, respectively. As mentioned earlier, the large decrease in federal funds sold during the first two quarters of 2011 and 2010 was due to a reinvestment of excess funds into a Federal Reserve excess balance account. The decrease in 2009 income was due to lower rates earned.
See Tables 3, 4 and 5 for more information about the Company’s securities portfolio composition yields and maturity distributions.
Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings, and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits increased by $67,986,000, or 16.0% for the second quarter-end 2011 and $46,297,000, or 12.2%, for second quarter-end 2010, compared to a decrease of $19,670,000, or 4.9%, for second quarter-end 2009, respectively. The increases in 2011 and 2010 are due to new public deposit customers. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
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
Average federal funds purchases and securities sold under agreement to repurchase represented 2.8%, 2.6% and 3.5% of total average deposits for the second quarter-end 2011, 2010 and 2009, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Off-Balance Sheet Arrangements
As of June 30, 2011, the Company had unfunded loan commitments outstanding of $31,156,000 and outstanding standby letters of credit of $805,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds, and a detailed statement of cash flows can be found in the accompanying financial statements.

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
Risk-Based Capital/Stockholders’ Equity
The Company places a great emphasis on maintaining its strong capital base. The Company’s management and board of directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 20.6%, 20.4% and 21.1% at second quarter-end 2011, 2010 and 2009, respectively. The Tier 1 risk-based capital ratio was 19.5% at second quarter-end 2011, 19.2% at second quarter-end 2010 and 19.8% at second quarter-end 2009. The leverage ratio was 10.0%, 10.8% and 11.5% at second quarter-end 2011, 2010 and 2009, respectively.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.
Stockholders’ equity to total assets at second quarter-end 2011, 2010 and 2009 was 10.5%, 10.4% and 10.9%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, data processing income, commissions and charges, and other fees. Service charges on deposit accounts income increased in the first two quarters of 2011 and 2010 by 5.7% and 9.0%, compared to a decrease in the first two quarters of 2009 by 6.9%. The Company updated its pricing structure during the first quarter of 2011 and this change is reflected in the increase in service charge income. The increase in 2010 is attributed to the increase in the number of accounts, and the balances of accounts subject to service charges. Miscellaneous income at second quarter-end 2011 decreased by 33.2% compared to an increase of 8.2% at second quarter-end 2010. The increase in 2010 is due to recognized gains on sales of available for sale securities. The decrease in 2011 is due to merchant fees absorbed on behalf of a public fund deposit customer.

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
Salary and employee benefits expense decreased 13.4% for the first two quarters of 2011, compared to increases of 1.2% and 11.1% for the first two quarters of 2010 and 2009, respectively. The decrease in 2011 is due to a reduction in the number of full time equivalent employees and a lower defined benefit pension expense. The increase in 2009 is attributed to increases in employee raises and an increase in the defined benefit pension plan expense. Occupancy and equipment expense decreased by 8.5% and 1.2% in the first two quarters of 2011 and 2010, compared to an increase of 14.9% in the first two quarters of 2009. The decrease in 2011 is attributed to a reduction in property taxes on the main branch and depreciation expense overall. The large increase in 2009 is attributable to the depreciation of several of the Company’s branches that have been remodeled. Miscellaneous expenses increased by 1.2% and 12.9% at second quarter-end 2011 and 2010, compared to a decrease of 26.1% at second quarter-end 2009. The main reason for the increase in the first two quarters of 2010 is due to an increase in FDIC insurance assessments and consultant fees. The FDIC began increasing deposit premiums in 2009 in order to replenish its reserve funds. The decrease in 2009 was due to a change in the computation of director’s deferred compensation and a reduction in professional fees.
Income Taxes
Income tax expense totaled $879,000, $752,000 and $836,000 for the second quarter-end 2011, 2010 and 2009, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first two quarters ended June 30, 2011, 2010, and 2009:

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Loans, net of unearned income	$219,945	$6,805	6.19%	$213,487	$6,994	6.55%	$205,456	$6,940	6.76%
Securities held to maturity:
Taxable	75,490	915	2.42%	138,635	2,184	3.15%	97,109	2,203	4.54%
Exempt from Federal income tax	27,332	424	3.10%	20,360	314	3.08%	10,999	181	3.29%
Securities available for sale:
Taxable	161,790	2,413	2.98%	31,499	400	2.54%	52,356	787	3.01%
Other interest earning assets	37,196	37	0.20%	34,754	35	0.20%	—	—	0.00%
Federal funds sold and securities purchased under agreements to resell	604	—	0.00%	7,889	5	0.13%	38,536	36	0.19%

Total interest-earning assets	$522,357	$10,594	4.06%	$446,624	$9,932	4.45%	$404,456	$10,147	5.02%
Non interest-earning assets:
Cash and due from banks	17,617			17,386			17,186
Bank premises and equipment	15,545			16,499			17,682
Other assets	16,458			18,165			13,860
Allowance for possible loan losses	(3,229)			(3,090)			(3,090)

Total assets	$568,748			$495,584			$450,094

COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES (continued)
(Dollars in Thousands)

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest bearing liabilities:
INT DDA, MMF & Savings	$312,482	$719	0.46%	$238,590	$884	0.74%	$175,126	$993	1.13%
Time deposits	111,725	843	1.51%	107,568	1,031	1.92%	110,222	1,665	3.02%
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	14,216	12	0.17%	11,176	12	0.21%	13,298	22	0.33%

Total interest-bearing liabilities	$438,423	$1,574	0.72%	$357,334	$1,927	1.08%	$298,646	$2,680	1.79%

Noninterest-bearing liabilities:
Deposits	68,880			78,943			93,456
Other liabilities	8,973			8,162			8,606

Total liabilities	516,276			444,439			400,708
Stockholder’s equity	52,472			51,145			49,386

Total liabilities and stockholders’ equity	$568,748			$495,584			$450,094

Net interest income/ margin-tax equivalent		$9,020	3.17%		$8,005	3.23%		$7,467	3.32%

Tax equivalent adjustment:
Loans		61			81			99
Investment securities		424			314			181
Securities available for sale
Other

Total tax equivalent adjustment		485			395			280

Net interest income		$8,535			$7,610			$7,187

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

	Quarter ended June 30, 2011
	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net

Interest income on:
Loans	$6,458	$(189)	$6,269	$8,031	$54	$8,085
Investment securities:
Taxable	(63,145)	(1,269)	(64,414)	41,526	(19)	41,507
Exempt from Federal income tax	6,972	110	7,082	9,361	133	9,494
Securities available for sale:
Taxable	130,291	2,013	132,304	(20,857)	(387)	(21,244)
Other interest earning assets	2,442	2	2,444	34,754	35	34,789
Federal funds sold and securities purchased under agreements to resell	(7,285)	(5)	(7,290)	(30,647)	(31)	(30,678)

Total	$75,733	$662	$76,395	$42,168	$(215)	41,953

Interest expense on:
Int DDA’s & Savings deposits	$73,892	$(165)	$73,727	$63,464	$(109)	$63,355
Time deposits	4,157	(188)	3,969	(2,654)	(634)	(3,288)
Federal funds purchased, and securities sold under agreements to repurchase	3,040	—	3,040	(2,122)	(10)	(2,132)

Total	$81,089	$(353)	$80,736	$58,688	$(753)	$57,935

Changes in net interest income-tax equivalent	$(5,356)	$1,015	$(4,341)	$(16,520)	$538	$(15,982)

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

	June 30,
	2011	2010	2009

Securities available for sale
U. S. Treasury and other U. S. Government agencies	$153,784	$48,162	$55,732
Obligations of states and political subdivisions	—	—	—
Mortgage-backed securities	—	—	—
Other securities	142	119	105

Total securities available for sale	$153,926	$48,281	$55,837

Investment securities
U. S. Treasury and other U. S. Government agencies	$63,563	$133,313	$92,962
Obligations of states and political subdivisions	33,669	27,050	16,813
Mortgage-backed securities	—	—	—
Other securities	900	900	900

Total investment securities	$98,132	$161,263	$110,675

Total securities available for sale and investment securities	$252,058	$209,544	$166,512

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at June 30, 2011:

	Maturing
			After		After 5 Yrs
	Within		1 Yr But		But Within
	1 Year		Within 5 Yrs		10 Yrs		After 10 Yrs.
									Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale
U.S. Treasury and other U.S. Government agencies	$1,429	3.00%	$—	0.00%	$152,355	3.02%	$—	0.00%	$153,784
Other securities	142	0.66%	—	0.00%	—	0.00%	—	0.00%	142

Total securities available for sale	$1,571	1.83%	$—	0.00%	$152,355	3.02%	—	0.00%	$153,926

Investment securities
U.S. Treasury and other U.S. Government agencies	$3,000	2.43%	$38,506	2.18%	$22,057	2.30%	—	0.00%	$63,563
Obligations of states and political subdivisions	1,310	4.01%	15,486	4.03%	12,781	4.15%	4,092	5.84%	33,669
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$5,210	3.18%	$53,992	3.00%	$34,838	3.05%	4,092	5.84%	$98,132

Total securities available for sale and investment securities	$6,781	3.13%	$53,992	3.00%	$187,193	3.02%	$4,092	5.84%	$252,058

At June 30, 2011, the Bank held investment securities issued by the State of Mississippi with an aggregate carrying amount of $32.1 million and a market value of $33.3 million. The yield on obligations of states and and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2011				JUNE 30, 2011
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$153,248	$774	$(238)	$153,784	$63,563	$894	$—	$64,457
STATE AND MUNICIPAL SECURITIES	—	—	—	—	33,669	1,201	(13)	34,857

OTHER SECURITIES	72	—	70	142	900	—	—	900

TOTAL	$153,320	$774	$(168)	$153,926	$98,132	$2,095	$(13)	$100,214

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2010				JUNE 30, 2010
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$47,853	$309	$—	$48,162	$133,313	$1,982	$—	$135,295
STATE AND MUNICIPAL SECURITIES	—	—	—	—	27,050	635	(84)	27,601

OTHER SECURITIES	72	—	47	119	900	—	—	900

TOTAL	$47,925	$309	$47	$48,281	$161,263	$2,617	$(84)	$163,796

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	JUNE 30, 2009				JUNE 30, 2009
		GROSS	GROSS			GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$55,837	$200	$(305)	$55,732	$92,962	$1,236	$(413)	$93,785
STATE AND MUNICIPAL SECURITIES	—	—	—	—	16,813	269	(140)	16,942

OTHER SECURITIES	72	—	33	105	—	—	—	—

TOTAL	$55,909	$200	$(272)	$55,837	$109,775	$1,505	$(553)	$110,727

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the second quarter indicated are shown in the following table classified by type of loans:

	2011	2010	2009

Commercial & Industrial	$25,870	$26,297	$26,962
Real Estate	164,276	152,181	141,329
Consumer Loans	27,494	32,245	37,835
Other Loans	3,472	5,645	4,540

Total Loans	$221,112	$216,368	$210,666

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of June 30, 2011 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$25,839
Over 3 months through 12 months	35,355
Over 1 year through 5 years	143,097
Over 5 years	7,722

Over 1 year but variable rate	3,985

Total Loans	$215,998

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended June 30,
	2011	2010	2009

Beginning Balance	$3,268	$3,100	$3,100

Charge Offs:
Commercial & Industrial	—	118	23
Real Estate	1,310	30	16
Consumer	318	479	238
Other	—	—	—

Total Charge Offs	1,628	627	277

Recoveries:
Commercial & Industrial	—	24	5
Real Estate	4	19	—
Consumer	179	241	137
Other	—	—	—

Total Recoveries	183	284	142

Net Charge Offs	1,445	343	135
Provision for Possible Losses	1,308	376	135

Ending Balance	$3,131	$3,133	$3,100

Total Loans Outstanding	$221,112	$216,368	$210,666

Average daily loans	$219,945	$213,487	$205,456

Percentages:	2011	2010	2009
Allowance for loan losses to end of quarter total loans	1.4	1.4	1.5
Allowance for loan losses to average loans	1.4	1.5	1.5
Allowance for loan losses to nonperforming assets	39.2	75.0	105.4
Net charge offs to average loans	0.66	0.16	0.07

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	June 30,
	2011		2010		2009
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	4.85	$152	5.94	$184	7.00	$217
Real Estate	80.10	2,508	65.19	2,021	27.90	865
Consumer	12.42	389	23.81	738	48.87	1,515
Other	2.62	82	6.13	190	1.94	60
Unallocated	0.00	—	0.00	—	14.29	443

	100%	$3,131	100%	$3,133	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the second quarter of the years indicated.

	June 30,
	2011	2010	2009
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$5,234	$2,477	$2,839
Other Real Estate	2,749	1,698	101

	$7,983	$4,175	$2,940

Nonperforming Assets as % of Total Loans	3.70%	1.95%	1.50%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	2.37%	1.14%	1.35%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended June 30,
	2011	2010	2009

Non-interest bearing deposits	$68,880	$78,943	$93,456
Interest-bearing deposits	312,482	238,590	175,126
Interest-bearing time deposits	111,725	107,568	110,222

Total	$493,087	$425,101	$378,804

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at June 30, 2011 are summarized in the following table:

Time remaining until maturity
3 months or less	$16,311
Over 3 through 12 months	38,457
Over 12 months	5,838

Total	$60,606

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at June 30, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	June	Average	Interest	Month-End
	Balance	Balance	Rate	Balance

2011
Federal funds purchased and securities sold under agreements to repurchase	$9,183	$14,216	0.17%	$9,183

2010
Federal funds purchased and securities sold under agreements to repurchase	$10,756	$11,176	0.21%	$10,756

2009
Federal funds purchased and securities sold under agreements to repurchase	$12,091	$13,928	0.33%	$12,091

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of June 30, 2011 based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$30,916	$35,355	$147,082	$7,722	$221,075
Investment securities	2,900	2,310	53,992	38,930	98,132
Securities available for sale	1,571	—	152,355	—	153,926
Other interest earnings assets	18,415	—	—	—	18,066
Federal funds sold and securities purchased under agreements to resell	97	—	—	—	97

Total interest-earning assets	$53,899	$37,665	$353,429	$46,652	$491,645
Noninterest-earning assets				42,194	42,194

Total assets	$53,899	$37,665	$353,429	$88,846	$533,839

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$33,477	$106,417	$133,441	$—	$273,335
Time deposits	26,819	62,619	14,750	—	104,188
Federal funds purchased, and securities sold under agreements to repurchase	9,183	—	—	—	9,183

Total interest-bearing liabilities	$69,479	$169,036	$148,191	$—	$386,706
Noninterest-bearing deposits	18,202	36,420	26,065		80,687
Other liabilities	—	—	—	10,477	10,477
Stockholders’ equity	—	—	—	55,969	55,969

Total liabilities and stockholders’ equity	$87,681	$205,456	$174,256	$66,446	$533,839

Interest sensitive gap	$(33,782)	$(167,791)	$179,173	$22,400
Cumulative interest sensitive gap	$(33,782)	$(201,573)	$(22,400)	$—
Cumulative interest sensitive gap as a percent of total assets	-6.33%	-37.76%	-4.20%	0.00%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of June 30, 2011, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
	ONE YEAR OR	ONE TO	THREE TO	OVER FIVE
	LESS	THREE YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$204,029	$95,548	$54,445	$—	$354,022
Consumer certificates of deposit	89,438	10,265	4,485	—	104,188
Federal funds borrowed & repurchase agreements	9,183	—	—	—	9,183
Operating leases	—	—	—	—	—
Purchase obligations	—	—	—		—
COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of June 30, 2011:

	ONE YEAR OR	ONE TO	THREE TO	OVER FIVE
	LESS	THREE YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$13,786	$396	$11	$—	$14,193
Residential real estate	16	—	—	—	16
Revolving home equity and credit card lines	17	139	406	—	562
Other	16,385	—	—	—	16,385
Standby letters of credit	805	—	—	—	805

Item 4.	Controls and Procedures
Evaluation of disclosure controls and procedures — The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There were no changes to the Company’s risk factors as previously disclosed in Part I, Item IA of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS & MARINE BANCORP, INC.
Date: August 12, 2011	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Elise Bourgeois
Elise Bourgeois, Senior Vice President,
Cashier and Chief Financial Officer