Form 10-Q
period 2011-09-30
Merchants & Marine Bancorp, Inc.
filed 2011-11-14
CIK 1432405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company) ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 10, 2011, 1,330,338 shares of Common Stock were outstanding.

Part I. Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4. Controls and Procedures	32

Part II. Other Information

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. (Removed and Reserved)	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information

Item 1.	Financial Statements
MERCHANTS &MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$65,025,879	20,010,142
Federal funds sold	97,000	3,147,000
Securities:
Available-for-sale, at fair value	120,926,893	116,333,500
Held-to-maturity, at amortized cost	97,981,329	112,981,596
Non-marketable equity securities	900,060	900,060
Loans, less allowance for loan losses of $3,203,453 and $3,268,217, respectively	210,422,442	216,470,346
Property and equipment, net of depreciation	15,115,572	15,727,476
Other real estate owned	2,403,923	2,275,723
Accrued income	2,464,423	2,401,057
Other assets	13,903,946	13,148,056

Total assets	$529,241,467	503,394,956

LIABILITIES
Deposits:
Non-interest bearing demand	$93,714,858	79,071,965
Interest bearing savings, demand and other time deposits	349,910,160	349,129,145

Total deposits	443,625,018	428,201,110
Federal funds purchased and securities sold under agreements to repurchase	17,800,775	13,729,528
Accrued expense and other liabilities	11,092,677	9,113,767

Total liabilities	472,518,470	451,044,405

STOCKHOLDERS’ EQUITY
Common stock — $2.50 par value per share, 1,330,560 shares authorized, 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	41,257,891	39,013,928
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale	210,503	(1,917,980)
Unrealized (loss) on defined benefit pension plan	(2,571,242)	(2,571,242)

Total stockholders’ equity	56,722,997	52,350,551

Total liabilities and stockholders’ equity	$529,241,467	503,394,956

See accompanying notes to condensed consolidated financial statements.

MERCHANTS &MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$3,488,935	3,452,337	10,293,580	10,446,813
Interest on investment securities:
Taxable	1,357,917	1,336,742	4,682,944	3,920,788
Exempt from federal and state income tax	262,391	197,354	686,156	511,086
Interest on federal funds sold	21,468	12,947	59,151	52,163
Other interest income	14,655	8,698	17,539	115,294

Total interest income	5,145,366	5,008,078	15,739,370	15,046,144

Interest expense
Interest on deposits	694,561	858,791	2,403,723	2,773,932
Interest on federal funds purchased and securities sold under agreements to repurchase	7,435	5,610	19,215	17,634

Total interest expense	701,996	864,401	2,422,938	2,791,566

Net interest income	4,443,370	4,143,677	13,316,432	12,254,578
Provision for loan losses	499,009	208,819	1,807,286	584,925

Net interest income after provision for loan losses	3,944,361	3,934,858	11,509,146	11,669,653

Non-interest income
Service charges on deposit accounts	1,173,321	1,192,559	3,441,576	3,338,876
Miscellaneous	762,305	1,175,848	1,779,497	2,428,374

Total non-interest income	1,935,626	2,368,407	5,221,073	5,767,250

Non-interest expense
Salaries and employee benefits	2,003,091	2,024,877	5,400,288	5,946,600
Premises	687,982	797,409	2,043,322	2,343,928
Services and fees expense	510,940	502,806	1,440,063	1,611,569
Miscellaneous	1,038,450	891,814	3,233,516	2,772,645

Total non-interest expense	4,240,463	4,216,906	12,117,189	12,674,742

Income before income taxes	1,639,524	2,086,359	4,613,030	4,762,161
Provision for income taxes	425,779	636,055	1,304,796	1,388,414

Net income	$1,213,745	1,450,304	3,308,234	3,373,747

Net income per common share	$0.91	1.09	2.49	2.54

See accompanying notes to condensed consolidated financial statements.

MERCHANTS &MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$1,213,745	1,450,304	3,308,234	3,373,747

Other comprehensive income, net of tax:
Unrealized holding gain (loss) arising during period	(189,267)	82,019	2,128,483	102,022

Comprehensive income	$1,024,478	1,532,323	5,436,717	3,475,769

See accompanying notes to condensed consolidated financial statements.

MERCHANTS &MARINE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
	Common Stock				Other
	Shares			Retained	Comprehensive
	Issued	Amount	Surplus	Earnings	Income (Loss)
Balance December 31, 2010	1,330,338	$3,325,845	14,500,000	39,013,928	(4,489,222)

Net income	—	—	—	3,308,234	—

Cash dividends, $.25 per share	—	—	—	(1,064,271)	—

Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $1,096,491	—	—	—	—	2,128,483

Balance, September 30, 2011	1,330,338	$3,325,845	14,500,000	41,257,891	(2,360,739)

See accompanying notes to condensed consolidated financial statements.

MERCHANTS &MARINE BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,308,234	3,373,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	944,022	1,067,124
Provision for loan losses	1,807,286	584,925
(Accretion) amortization of securities premium/discount	99,128	75,300
(Gain) loss on sale of assets	17,275	(681,652)
(Gain) on sale of securities	(357,958)	(350,761)
(Increase) decrease in accrued income	(63,366)	105,495
Reinvested earnings on securities	(2,621)	(1,581)
(Decrease) in interest payable	(53,675)	(22,661)
Other, net	579,305	2,783,992

Net cash provided by operating activities	6,277,630	6,933,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold and securities purchased under agreements to resell	3,050,000	6,380,000
Proceeds from sales and maturities of securities available-for-sale	180,766,740	66,632,500
Purchase of securities available-for-sale	(181,654,370)	(138,326,691)
Proceeds from maturities of securities held to maturity	31,365,000	118,820,000
Purchase of securities held-to-maturity	(16,584,071)	(100,186,317)
Net (increase) decrease in loans	3,768,618	(6,912,836)
Purchase of property and equipment	(332,118)	(107,048)
Proceeds from sale of assets	326,525	710,940

Net cash provided (used) by investing activities	20,706,324	(52,989,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	15,423,908	50,774,069
Net increase in federal funds purchased and securities sold under agreements to repurchase	4,071,247	5,655,639
Dividends paid	(1,463,372)	(1,463,372)

Net cash provided by financing activities	18,031,783	54,966,336

Net increase in cash and due from banks	45,015,737	8,910,812
Cash and due from banks, beginning	20,010,142	14,451,113

Cash and due from banks, ending	$65,025,879	23,361,925

See accompanying notes to condensed consolidated financial statements.

MERCHANTS &MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and for the Nine Months Ended September 30, 2011
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
Investment Securities:
Fair values for investment securities are based on quoted market price, where available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities

MERCHANTS &MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and for the Nine Months Ended September 30, 2011
2. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
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
The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and federal funds sold	$65,123	65,123	23,157	23,157
Securities:
Available-for-sale	120,927	120,927	116,334	116,334
Held-to-maturity	97,981	—	112,982	114,389
Non-marketable	900	900	900	900
Loans, net of allowance	210,422	—	216,470	216,162

Financial liabilities:
Deposits	443,625	—	428,201	428,195
Federal funds purchased and securities sold under agreements to repurchase	17,801	17,801	13,730	13,730
3. DEFINED BENEFIT PENSION PLAN
The Company has a non-contributory pension plan covering all employees who qualify under length of service and other requirements. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service and average earnings for the five consecutive plan years, which produce the highest average.

MERCHANTS &MARINE BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of and for the Nine Months Ended September 30, 2011
3. DEFINED BENEFIT PENSION PLAN (Continued)
The following table presents information regarding the plan’s net periodic benefit cost for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net periodic benefit cost (income):
Service cost	$95	101	286	303
Interest cost	150	151	449	453
Expected return on plan assets	(181)	(165)	(544)	(495)
Amortization (gain) loss	65	68	194	204

Net periodic pension expense	$129	155	385	465

4. BUSINESS COMBINATION
On August 3, 2011, Merchants & Marine Bank entered into a Purchase and Assumption Agreement to acquire approximately $55 million of assets and certain liabilities of the branch offices of Heritage First Bank located in Crossville and Gulf Shores, Alabama. The Agreement is subject to regulatory approvals and is expected to close during the fourth quarter of 2011.
5. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 10, 2011, the date of issuance of the condensed consolidated financial statements. No material subsequent events have occurred since September 30, 2011 that required recognition or disclosure in the condensed consolidated financial statements.

Executive Summary

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and, without limitation, (i) the Company’s ability to effectively execute its business plans; (ii) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (iii) rapid fluctuations or unanticipated changes in interest rates; (iv) continuation of the historically low short-term interest rate environment; (v) increased competition with other financial institutions in the markets that the Company serves; (vi) continuing consolidation in the financial services industry; (vii) losses, customer bankruptcies, claims and assessments; (viii) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (ix) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.
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

Executive Summary
The Company is a one bank holding company which acquired 100% of the Bank’s common stock on April 24, 2008 and is the successor issuer to the Bank pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended. The Bank, a state-chartered institution since 1932, is a full-service, federally insured bank serving Jackson and George Counties, Mississippi. The main office of the Bank is located in Pascagoula. Branch offices are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin, and Lucedale. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial, industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation. Bauer Financial has given the Bank a 5-Star rating for the 72nd consecutive quarter indicating that the Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision, and examination by the Mississippi Department of Banking and Consumer Finance, the Securities and Exchange Commission (the “SEC”), the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”). At September 30, 2011, the Company’s assets totaled $529 million and it employed 131 persons on a full-time equivalent basis.
Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005. Katrina’s widespread devastation will be felt for years to come. Some of the challenges still facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts and business and staffing needs.
Earnings Highlights
The Company’s net income for the third quarter of 2011 was $1,214,000, compared to $1,450,000 in 2010, a decrease of 16.3%. Year-to-date net income at September 30, 2011 was $3,308,000, compared to $3,374,000 for the same period of 2010, a decrease of 2.0% and compared to $2,446,000 for the same period of 2009. The following discussions, tables and the accompanying financial statements outline the change in earnings from the first three quarters of 2011, 2010 and 2009. Return on average assets for the first three quarters of 2011, 2010 and 2009 was 0.8%, 0.9% and 0.7%, respectively. Return on average equity was 8.1%, 8.7% and 6.6%, in the first three quarters of 2011, 2010 and 2009, respectively. Year to date earnings per share in the first nine months of 2011, 2010 and 2009 were $2.49, $2.54 and $1.84, respectively.
Earning Assets
A detailed comparison of the Company’s average earning assets for the third quarters of 2011, 2010 and 2009 are presented in Table 1 of this report. The Company’s interest-earning assets include loans, investments, federal funds sold and Federal Reserve balances. Average interest-earning assets for the first three quarters of 2011 totaled $506,780,000 compared to $451,367,000 for the same period of 2010, an increase of 12.3% and compared to $405,285,000 for the same period of 2009. Average net loans increased by $5,142,000 in the first three quarters of 2011 or 2.4%, compared to increases of 3.2% and 4.3% for the same periods of 2010 and 2009, respectively. Average securities increased by $48,595,000, or 24.5% and $36,102,000 or 22.2% in the first three quarters of 2011 and 2010, compared to a decrease of 12.8% for the first three quarters of 2009, respectively. Average federal funds sold decreased by $8,523,000 or 98.9% and $26,360,000 or 75.4% for the nine months ended September 30, 2011 and 2010, compared to an increase of $4,181,000 or 13.6% at for the nine months ended September 30, 2009, respectively. Other earning assets consist of balances maintained in a Federal Reserve excess balance account. The average balance for the first three quarters of 2011 totaled $39,909,000 compared to $29,810,000 for the first three quarters of 2010. A detailed comparison of the Company’s average interest-earning assets for the first three quarters of years 2011, 2010 and 2009 is presented in Table 1 of this report.
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

A bank’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest-earning asset yields and interest-bearing liability costs and the percentage of interest-earning assets funded by interest-bearing liabilities. The net interest margin, on a tax equivalent basis, was 3.2%, 3.2% and 3.3% for the third quarter of 2011, 2010 and 2009, respectively. The decrease in 2010 is attributable to the decreases in rates of return on interest earning assets compared to 2009. Tax equivalent net interest income increased by 9.4% and 5.9% in the first three quarters of 2011 and 2010, compared to a decrease of 11.1% in 2009.
Average net loans increased by 2.4% in the first three quarters of 2011 and loan interest income decreased by 1.5% for the same period. Loan yields in the first three quarters of 2011 decreased by 25 basis points, compared to 2010 yields of the same period, as a result of lower market rates for the period. Loan yields respond to many factors, including cuts in the prime interest rate, Federal Reserve rate reductions and competition. Yields on taxable securities also decreased as market rates were lower for the 2011 period compared to 2010. Yields on tax-exempt securities increased by 41 basis points as maturing securities were reinvested in lower rate securities. The average volume of all securities at third quarter-end 2011 and 2010 increased by $48,595,000, or 24.5%, and $36,102,000, or 22.2%, compared to a decrease of $23,859,000, or 12.8%, for the same period in 2009. The increases in 2011 and 2010 are attributed to increases in public deposit volumes. Total securities income increased 21.2% at third quarter-end 2011, compared to decreases of 2.2% at third quarter-end 2010 and 29.3% at third quarter-end 2009, respectively. The increase in 2011 is attributed to higher volumes. The average balances of federal funds sold decreased by $8,523,000 and $26,360,000 for the third quarters of 2011 and 2010 and increased by $4,181,000 for the third quarter of 2009, respectively. Income from these funds decreased by 100.0%, 85.1% and 92.0%, in the first three quarters of 2011, 2010 and 2009, respectively. This decrease in the first three quarters of 2011 and 2010 is attributable to reinvesting a large portion of excess funds into a Federal Reserve Excess Balance Account (“EBA”) account, shown as other earning assets in Table 1.
Total average interest-bearing liabilities increased by 12.8% and 16.3% in the first three quarters of 2011 and 2010, compared to a decrease of 3.8% in the first three quarters of 2009. Rates paid on these funds decreased by 24, 65 and 60 basis points in the first three quarters of 2011, 2010 and 2009, respectively. The decrease in rates paid resulted in a decrease of interest expense of 13.2% for the first three quarters of 2011, compared to decreases of 28.5% and 29.2% for the same periods of 2010 and 2009, respectively. Interest-bearing checking, money market funds and savings accounts average balances increased by $42,712,000 at third quarter-end 2011, compared to an increase of $53,043,000 at third quarter-end 2010, compared to third quarter-end 2009. Interest expense on these funds decreased 5.0%, 28.3% and 33.3%, at third quarter-end 2011, 2010 and 2009, respectively. Average time deposit balances increased by 0.1% in the first three quarters of 2011, compared to a decrease of 1.1% in the first three quarters of 2010 and an increase of 5.8% in the first three quarters of 2010. The average rate paid on these funds was 1.5%, 1.9% and 2.9% for the first three quarters of 2011, 2010 and 2009, respectively. Interest expense on time deposits decreased 20.2%, 36.5% and 20.5% in the first three quarters of 2011, 2010 and 2009, respectively. The decreases are a result of lower rates paid. Average federal funds purchased and securities sold under agreements to repurchase increased by 30.5% in the first three quarters of 2011, compared to decreases of 9.0% and 36.2% in the first three quarters of 2010 and 2009, respectively. Rates on these funds decreased by 4, 11 and 161 basis points and interest expense increased by 5.6% in the first three quarters of 2011, compared to decreases of 41.9% and 89.3% in the first three quarters of 2010 and 2009, respectively. The increase in interest expense in 2011 is due to higher volumes. Tables 1 and 2 provide more information on the Company’s net interest income, rate and volume variances.

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
The Company uses an earnings forecast model that simulates multiple interest rate scenarios and the effects on the Company’s net margin, in addition to using traditional gap tables. The model analyzes the earnings risk by revealing the probability of reaching future income levels based on balance sheet changes caused by interest rate fluctuations. The model and traditional gap analysis indicate the Company is liability sensitive, which means that in a falling-rate environment, the Company’s net interest margin should increase. See Table 14 for a detailed analysis of the Company’s interest rate sensitivity.
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
Average loans, net of unearned income, as a percentage of average earning assets, was 43.3%, 47.4% and 51.3%, for the first three quarters of 2011, 2010 and 2009, respectively. The average loan-to-deposit ratio was 46.0%, 50.0% and 54.7% at the end of the first three quarters of 2011, 2010 and 2009, respectively. Average net loans increased by $5,142,000 or 2.4%, when comparing third quarter-end 2011 to 2010, while average net loans increased by $6,630,000 or 3.2%, when comparing third quarter-end 2010 to 2009.
Commercial and industrial loans decreased by $4,156,000 at third quarter-end 2011 compared to an increase of $5,733,000 at third quarter-end 2010 and a decrease of $1,101,000 at third quarter-end 2009. Real estate loans increased from $144,595,000 at third quarter-end 2009 to $154,527,000 at third quarter-end 2010 and $159,995,000 at third quarter-end 2011. Consumer loans decreased from $42,178,000 at third quarter-end 2009 to $29,330,000 at third quarter-end 2010 and decreased further to $25,327,000 at third quarter-end 2011. Other loans totaled $599,000, $1,084,000 and $375,000, for third quarter-ended 2011, 2010 and 2009, respectively. See Tables 6 and 7 for a comparison of the loan portfolio’s composition and maturity breakdown.
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
The allowance to total loans was 1.5% at the third quarter-end 2011, 1.4% at third quarter-end 2010 and 1.5% at third quarter-end 2009.

The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio that have not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. Company management has determined that the balance of the ALL is adequate to cover potential future losses. If economic conditions deteriorate beyond management’s current expectations for the ALL, an increase to provision for loan losses may be necessary. The provision for loan losses totaled $1,807,000 for the first three quarters of 2011, compared to $585,000 for the first three quarters of 2010 and compared to $439,000 for the first three quarters of 2009. The increase in the loan loss provision for third quarter-end 2011 was due to the write down of a few large commercial customers. See Tables 8 and 9 for a detailed analysis of the Company’s ALL.
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
In assessing the adequacy of the ALL, the Company also relies on an on-going loan review process. This process is undertaken to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio. The loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of the Company, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. Management estimates losses on impaired loans based on estimated cash flows or fair value of underlying collateral.

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
Total non-performing assets totaled $5,910,000, $8,528,000 and $3,158,000, at third quarter-end 2011, 2010 and 2009, respectively. Non-performing assets, as a percentage of total loans, were 2.8% at third quarter-end 2011, 3.9% at third quarter-end 2010 and 1.5% at third quarter-end 2009. Non-accrual loans and accruing loans over 90 days past due totaled $3,506,000 or 1.6% of total loans, $6,517,000 or 3.0% of total loans and $2,920,000 or 1.4% of total loans, at third quarter-end 2011, 2010 and 2009, respectively. The large increase in non-accrual loans in 2010 was due to problem loans with a few commercial customers. Other real estate totaled $2,404,000 or 1.1% of total loans, at quarter-end 2011, $2,011,000 or 0.9% of total loans, at third quarter-end 2010 and $238,000 or 0.1% of total loans, at third quarter-end 2009. Due to the economic downturn, mortgage foreclosure rates contributed to the increase in other real estate in 2010 and 2011. See Table 10 for additional information concerning the Company’s non-performing assets.
Securities Available-for-Sale and Investment Securities
The Company’s securities portfolio is another large component of the Company’s earning assets. Securities had carrying values totaling $219,808,000, $231,675,000 and $190,263,000 at third quarter-end 2011, 2010 and 2009, respectively. Detailed information about the Company’s securities portfolio composition yields and maturity distribution is shown in tables 3, 4 and 5 of this report.
The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available-for-sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affords the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes and inter-market spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Accounting Standards Codification 320-Investment in Debt and Equity Securities, securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized gains, net of taxes, of $211,000 and $317,000 were included in stockholder’s equity at third quarter-end 2011 and 2010, compared to unrealized losses, net of taxes of $215,000, which were included in stockholders’ equity at third quarter-end 2009. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs. A portion of the Company’s investment portfolio is pledged as collateral against public deposits and securities sold under agreements to repurchase.

Yields on taxable securities decreased as market rates were lower for the 2011 period compared to 2010. Yields on tax-exempt securities decreased by 41 basis points as maturing securities were reinvested in lower rate securities. The average volume of all securities, at third quarter-end 2011 and 2010, increased by $48,595,000 or 24.5% and $36,102,000 or 22.2%, compared to a decrease of $23,859,000 or 12.8% for the same period of 2009. The increases in 2011 and 2010 are attributed to increases in deposit volumes for the period. Total securities income increased 21.2% at third quarter-end 2011, compared to decreases of 2.2% and 29.3% at third quarter-end 2010 and 2009, respectively. The increase in 2011 is due to higher volumes and the decreases in 2010 and 2009 are attributed to lower rates earned. The average balance of federal funds sold decreased 98.9% and 75.4% for the first three quarters of 2011 and 2010 and increased 13.6% for the first three quarters of 2009. The decrease in the first three quarters of 2011 and 2010 are attributable to reinvesting a large portion of excess funds into a Federal Reserve EBA account. Income from these funds decreased by 100.0%, 85.1% and 92.0%, in the first three quarters of 2011, 2010 and 2009, respectively. The decreases in 2011 and 2010 are due to lower volumes where the decrease in 2009 is attributed to the 236 basis points decrease in rates earned on these funds.
Deposits
The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, saving and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the Bank. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits for the first three quarters of 2011 and 2010 increased by $37,201,000 or 11.4% and $48,894,000 or 12.9%, compared to a decrease of $13,297,000 or 3.4%, in the first three quarters of 2009. The increases in 2011 and 2010 are due to new public deposit customers. See Tables 11 and 12 for more information about the Company’s deposits and maturity distribution.
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
Average federal funds purchases and securities sold under agreement to repurchase represented 3.1%, 2.6% and 3.4% of total average deposits for the nine months ended September 30, 2011, 2010 and 2009, respectively. See Table 13 for more information concerning the Company’s short-term borrowings.
Contractual Obligations
The Company has certain contractual obligations that arise from its normal course of business. Each category of deposit represents an obligation to pay. While certain categories of deposits, (e.g., certificates of deposit) have a contracted expiration date, checking accounts and savings are subject to immediate withdrawal. Table 15 details the Company’s deposit and lease contractual obligations. The Company also has a defined benefit plan for substantially all of its employees, as well as former employees, who have retired from the Company; consequently, the Company is contractually obligated to pay these benefits to its retired employees. As of December 31, 2010, the plan was under funded by $2,457,000, compared to an under-funded amount of $1,907,000 at year-end 2009. The under-funded status is the result of the poor market conditions in 2008 and the resulting effect on the performance of the plan’s investment assets. Management is monitoring the funded status of its defined benefit plan closely and has begun to contribute additional funding to the plan during 2011.

Off-Balance Sheet Arrangements
As of September 30, 2011, the Company had unfunded loan commitments outstanding of $32,287,000 and outstanding standby letters of credit of $731,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds, and a detailed statement of cash flows can be found in the accompanying financial statements. These contractual obligations are detailed in Table 15.
Risk-Based Capital/Stockholders’ Equity
The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 20.0%, 19.5% and 20.8%, at third quarter-end 2011, 2010 and 2009, respectively. The Tier 1 risk-based was 18.9% at third quarter-end 2011, 18.4% at third quarter-end 2010 and 19.6% at third quarter-end 2009. The leverage ratio was 10.4% at third quarter-end 2011, 10.4% at third quarter-end 2010 and 11.6% at third quarter-end 2009.
The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio. The Company is considered to be well capitalized under regulatory definition.
Stockholders’ equity to total assets at third quarter-end 2011, 2010 and 2009 was 10.7%, 10.5% and 10.9%, respectively.
Non-Interest Income
Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, data processing income, commissions and charges and other fees. Service charges on deposit accounts income increased 3.1% in the first three quarters of 2011, compared to an increase of 7.5% in the first three quarters of 2010 and a decrease of 4.8% in the first three quarters of 2009. The Company updated its pricing structure during the first quarter of 2011 and this change is reflected in the increase in service charge income in the first three quarters of 2011. The increase in 2010 is attributed to an increase in insufficient funds income. Miscellaneous income in the first three quarters of quarter-end 2011 decreased 35.2%, compared to a 2010 increase of 13.5% and a decrease of 18.3% in the first three quarters of 2009. The increase in 2010 is due to gain on the sale of other real estate owned property.
With deposit-related costs constantly increasing, the Company continues to analyze means to increase non-interest income.

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
Salary and employee benefits expense decreased 9.2% in the first three quarters of 2011, compared to increases of 1.1% and 7.9%, in the first three quarters of 2010 and 2009, respectively. The decrease in 2011 is due to a reduction in the number of full time equivalent employees and a lower defined benefit pension expense. The increases in 2010 and 2009 are attributed to increases in staffing levels, employee raises, and health insurance premiums. Premises expense decreased by 12.8% and 0.8% in the first three quarters of 2011 and 2010 and increased by 14.1% in the first three quarters of 2009. The decrease in 2011 is attributed to a reduction in property taxes on the main branch and depreciation expense overall. The increase in 2009 is due to the depreciation of two new branch offices. Miscellaneous expenses increased 16.2% at third quarter-end 2011, compared to decreases of 0.5% and 24.9% at third quarter-end 2010 and 2009, respectively. The decrease in 2011 is due to merchant fees absorbed on behalf of a public fund deposit customer. The large decrease in 2009 was due to a change in the computation of director’s deferred compensation and a reduction in professional fees.
Income Taxes
Income tax expense totaled $1,305,000, $1,388,000 and $1,106,000, for the third quarter-ended 2011, 2010 and 2009, respectively.

TABLE 1
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES
(Dollars in Thousands)
The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first three quarters ended September 30, 2011, 2010 and 2009:

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Loans, net of unearned income	$219,553	$10,294	6.25%	$214,411	$10,447	6.50%	$207,781	$10,534	6.76%
Securities held to maturity:
Taxable	72,118	1,299	2.40%	133,322	2,974	2.97%	97,754	3,091	4.22%
Exempt from Federal income tax	29,835	686	3.07%	22,017	575	3.48%	12,583	319	3.38%
Securities available for sale:
Taxable	145,268	3,384	3.11%	43,287	882	2.72%	52,187	1,122	2.87%
Other interest earning assets	39,909	76	0.25%	29,810	67	0.30%	—	—	0.00%
Federal funds sold and securities purchased under agreements to resell	97	—	0.00%	8,620	7	0.11%	34,980	47	0.18%

Total interest-earning assets	$506,780	$15,739	4.14%	$451,467	$14,952	4.42%	$405,285	$15,113	4.97%
Non interest earning assets:
Cash and due from banks	17,508			17,138			16,804
Bank premises and equipment	15,444			16,337			17,568
Other assets	18,936			18,341			14,136
Allowance for possible loan losses	(3,182)			(3,098)			(3,085)

Total assets	$555,486			$500,185			$450,708

TABLE 1 CONTINUED
COMPARATIVE AVERAGE BALANCES — YIELDS AND RATES (continued)
(Dollars in Thousands)

	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Liabilities	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing liabilities:
INT DDA, MMF & Savings	$283,191	$1,191	0.56%	$240,479	$1,254	0.70%	$187,436	$1,481	1.05%
Time deposits	108,600	1,213	1.49%	108,531	1,520	1.87%	109,760	2,395	2.91%
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	15,168	19	0.17%	11,623	18	0.21%	12,771	31	0.32%

Total interest-bearing liabilities	$406,959	$2,423	0.79%	$360,633	$2,792	1.03%	$309,967	$3,907	1.68%

Noninterest-bearing liabilities:
Deposits	85,497			79,454			82,374
Other liabilities	9,359			8,506			8,945

Total liabilities	501,815			448,593			401,286
Stockholder’s equity	53,671			51,592			49,422

Total liabilities and stockholders’ equity	$555,486			$500,185			$450,708

Net interest income/margin-tax equivalent		$13,316	3.20%		$12,160	3.24%		$11,206	3.32%

Tax equivalent adjustment:
Loans		87			115			155
Investment securities		686			575			223
Securities available for sale

Total tax equivalent adjustment		773			690			378

Net interest income		$12,543			$11,470			$10,828

TABLE 2
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS
(Dollars In Thousands)
The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates.

	Quarter ended September 30, 2011
	2011 Compared to 2010			2010 Compared to 2009
	Increase(Decrease) Due To			Increase(Decrease) Due To
	Volume	Rate	Net	Volume	Rate	Net
Interest income on:
Loans	$5,142	$(153)	$4,989	$6,630	$(87)	$6,543
Investment securities:
Taxable	(61,204)	(1,675)	(62,879)	35,568	(117)	35,541
Exempt from Federal income tax	7,818	111	7,929	9,434	256	9,690
Securities available for sale:
Taxable	101,981	2,502	104,483	(8,900)	(240)	(9,140)
Other interest earning assets	10,099	9	10,108	30,710	67	30,777
Federal funds sold and securities purchased under agreements to resell	(8,523)	(7)	(8,530)	(26,360)	(40)	(26,400)

Total	$55,313	$787	$56,100	$47,082	(161)	$46,921

Interest expense on:
Int DDA’s & Savings deposits	$42,712	$(63)	$42,649	$53,043	$(227)	$52,816
Time deposits	69	(307)	(238)	(1,229)	(875)	(2,104)
Federal funds purchased, and securities sold under agreements to repurchase	3,545	1	3,546	(1,148)	(13)	(1,161)

Total	$46,326	$(369)	$45,957	$50,666	$(1,115)	$49,551

Changes in net interest income-tax equivalent	$8,987	$1,156	$10,143	$(3,584)	$954	$(2,630)

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

	SEPTEMBER 30,
	2011	2010	2009
Securities available for sale
U. S. Treasury and other U. S. Government agencies	$120,770	$105,405	$49,076
Obligations of states and political subdivisions
Mortgage-backed securities
Other securities	156	124	116

Total securities available for sale	$120,926	$105,529	$49,192

Portfolio securities
U. S. Treasury and other U. S. Government agencies	$52,516	$97,192	$123,456
Obligations of states and political subdivisions	45,466	28,054	16,715
Mortgage-backed securities
Other securities	900	900	900

Total investment securities	$98,882	$126,146	$141,071

Total securities available for sale and investment securities	$219,808	$231,675	$190,263

TABLE 4
MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES
(Dollars in Thousands)
The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at September 30, 2011:

	Maturing
			After		After 5 Yrs
	Within		1 Yr But		But Within		After 10 Yrs.
	1 Year		Within 5 Yrs		10 Yrs				Carrying
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities available for sale U.S. Treasury and other U.S. Government agencies	$—	0.00%	$—	0.00%	120,770	2.72%	—	0.00%	$120,770
Other Securities	156	0.71%	—	0.00%	—	0.00%	—	0.00%	156

Total securities available for sale	$156	0.71%	$—	0.00%	$120,770	2.72%	—	0.00%	$120,926

Investment securities U.S. Treasury and other U.S. Government agencies	$1,000	1.80%	$31,506	1.99%	$20,010	2.15%	—	0.00%	$52,516
Obligations of states and political subdivisions	1,753	4.16%	14,568	4.03%	14,907	4.26%	14,238	5.25%	45,466
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$3,653	3.49%	$46,074	2.94%	$34,917	3.08%	$14,238	5.25%	$98,882

Total securities available for sale and investment securities	$3,809	3.49%	$46,074	2.94%	$155,687	2.80%	$14,238	5.25%	$219,808

At September 30, 2011, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $32.6 million and a market value of $34.5 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 5
SECURITIES ANALYSIS

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2011				SEPTEMBER 30, 2011
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$120,536	$411	$(177)	$120,770	$52,516	$634	$—	$53,150
STATE AND MUNICIPAL SECURITIES	—	—	—	—	45,466	1,965	(113)	47,318

OTHER SECURITIES	72	84	—	156	900	—	—	900

TOTAL	$120,608	$495	$(177)	$120,926	$98,882	$2,599	$(113)	$101,368

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2010				SEPTEMBER 30, 2010
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$104,977	$446	$(18)	$105,405	$97,192	$1,793	$—	$98,985
STATE AND MUNICIPAL SECURITIES	—	—	—	—	28,054	1,189	(2)	29,241

OTHER SECURITIES	72	52	—	124	900	—	—	900

TOTAL	$105,049	$498	$(18)	$105,529	$126,146	$2,982	$(2)	$129,126

	SECURITIES AVAILABLE-FOR-SALE				SECURITIES HELD-TO-MATURITY
	SEPTEMBER 30, 2009				SEPTEMBER 30, 2009
		GROSS	GROSS			GROSS	GROSS
		UNREALIZED	UNREALIZED			UNREALIZED	UNREALIZED
	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE	AMORTIZED COST	GAINS	LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$48,787	$340	$(51)	$49,076	$123,456	$1,339	$(38)	$124,757
STATE AND MUNICIPAL SECURITIES	—	—	—	—	16,715	592	(4)	17,303

OTHER SECURITIES	72	44	—	116	900	—	—	900

TOTAL	$48,859	$384	$(51)	$49,192	$141,071	$1,931	$(42)	$142,960

TABLE 6
LOAN PORTFOLIO
(Dollars in Thousands)
Loans outstanding at the end of the third quarter indicated are shown in the following table classified by type of loans:

	2011	2010	2009

Commercial & Industrial	$27,709	$31,868	$26,135
Real Estate	159,995	154,527	144,595
Consumer Loans	25,327	29,330	42,178
Other Loans	599	1,084	375

Total Loans	$213,630	$216,809	$213,283

TABLE 7
LOAN MATURITIES & INTEREST RATE SENSITIVITY
(Dollars in Thousands)
The following table shows the amount of loans outstanding as of September 30, 2011 (excluding those in non-accrual status ) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$17,437
Over 3 months through 12 months	38,495
Over 1 year through 5 years	141,390
Over 5 years	8,895

Over 1 year but variable rate	3,919

Total loans	$210,136

TABLE 8
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table outlines the activity for the allowance for loan losses for the past three years:

	Quarter ended September 30,
	2011	2010	2009

Beginning Balance	$3,268	$3,100	$3,100

Charge Offs:
Commercial & Industrial	—	128	61
Real Estate	1,627	237	104
Consumer	502	762	515
Other	—	—	—

Total Charge Offs	2,129	1,127	680

Recoveries:
Commercial & Industrial	1	95	29
Real Estate	6	21	—
Consumer	250	387	212
Other	—	—	—

Total Recoveries	257	503	241

Net Charge Offs	1,872	624	439
Provision for Possible Losses	1,807	585	439

Ending Balance	$3,203	$3,061	$3,100

Total Loans Outstanding	$213,630	$216,809	$213,283

Average daily loans	$219,553	$214,411	$207,781

	2011	2010	2009
Percentages:
Allowance for loan losses to end of quarter total loans	1.5%	1.4%	1.5%
Allowance for loan losses to average loans	1.5%	1.4%	1.5%
Allowance for loan losses to nonperforming assets	54.2%	35.9%	98.2%
Net charge offs to average loans	0.9%	0.3%	0.2%

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	September 30,
	2011		2010		2009
	% Gross	Loan Loss	% Gross	Loan Loss	% Gross	Loan Loss
	Loans	Allowance	Loans	Allowance	Loans	Allowance
	Outstanding	Allocation	Outstanding	Allocation	Outstanding	Allocation

Commercial & Industrial	6.01	$311	6.01	$184	7.00	$217
Real Estate	66.02	2,504	66.02	2,021	47.33	1,467
Consumer	24.11	328	24.11	738	36.34	1,126
Other	3.85	60	3.85	118	2.22	69
Unallocated	—	—	—	—	7.12	221

	100%	$3,203	100%	$3,061	100%	$3,100

TABLE 10
NONPERFORMING ASSETS
(Dollars in Thousands)
This table summarizes the amount of nonperforming assets at the end of the third quarter of the years indicated.

	September 30,
	2011	2010	2009
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$3,506	$6,517	$2,920
Other Real Estate	2,404	2,011	238

	$5,910	$8,528	$3,158

Nonperforming Assets as % of Total Loans	2.77%	3.93%	1.48%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	1.64%	3.01%	1.37%

TABLE 11
AVERAGE DEPOSITS
(Dollars in Thousands)
The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter Ended September 30,
	2011	2010	2009

Non-interest bearing deposits	$85,497	$79,454	$82,374
Interest-bearing deposits	283,191	240,479	187,436
Interest-bearing time deposits	108,600	108,531	109,760

Total	$477,288	$428,464	$379,570

TABLE 12
TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION
(Dollars in Thousands)
Maturities of time certificates of deposits $100,000 or more outstanding at September 30, 2011 are summarized in the following table:

Time remaining until maturity
3 months or less	$16,571
Over 3 through 12 months	35,930
Over 12 months	8,667

Total	$61,168

TABLE 13
SHORT-TERM BORROWINGS
(Dollars in Thousands)
The following table presents a summary of the Company’s short-term borrowings at September 30, for each of the last three years and the corresponding interest rates:

		Daily	Average	Maximum
	September	Average	Interest	Month-End
	Balance	Balance	Rate	Balance

2011
Federal funds purchased and securities sold under agreements to repurchase	$17,801	$15,168	0.17%	$17,801

2010
Federal funds purchased and securities sold under agreements to repurchase	$14,089	$11,623	0.21%	$14,089

2009
Federal funds purchased and securities sold under agreements to repurchase	$8,054	$12,771	0.32%	$8,054

TABLE 14
INTEREST SENSITIVITY
(Dollars in Thousands)
The following table reflects the interest sensitivity of the Company over various periods as of September 30, 2011 based on contractual maturities as of that date:

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Assets
Interest-earning assets:
Loans, net of unearned income	$19,774	$39,196	$144,771	$9,889	$213,630
Investment securities	1,275	2,379	46,074	49,154	98,882
Securities available for sale	156	—	—	120,770	120,926
Other interest earnings assets	50,251	—	—	—	50,251
Federal funds sold and securities purchased under agreements to resell	97	—	—	—	97

Total interest-earning assets	$71,553	$41,575	$190,845	$179,813	$483,786

Noninterest-earning assets				45,455	45,455

Total assets	$71,553	$41,575	$190,845	$225,268	$529,241

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$29,470	$93,322	$122,793	$—	$245,585
Time deposits	25,858	59,756	18,711	—	104,325
Federal funds purchased, and securities sold under agreements to repurchase	17,801	—	—	—	17,801

Total interest-bearing liabilities	$73,129	$153,078	$141,504	$—	$367,711
Noninterest-bearing deposits	11,246	35,612	46,857	—	93,715
Other liabilities				11,092	11,092
Stockholders’ equity				56,723	56,723

Total liabilities and stockholders’ equity	$84,375	$188,690	$188,361	$67,815	$529,241

Interest sensitive gap	$(12,822)	$(147,115)	$2,484	$157,453
Cumulative interest sensitive gap	$(14,061)	$(161,176)	$(158,692)	$(1,239)
Cumulative interest sensitive gap as a percent of total assets	-2.66%	-30.45%	-29.98%	-0.23%

TABLE 15
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
(Dollars In Thousands)
The following table presents, as of September 30, 2011, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
	ONE YEAR OR	ONE TO	THREE TO	OVER FIVE
	LESS	THREE YEARS	FIVE YEARS	YEARS	TOTAL

Deposits without a stated maturity	$169,650	$84,825	$84,825	$—	$339,300
Consumer certificates of deposit	85,614	13,101	5,610	—	104,325
Federal funds borrowed & repurchase agreements	17,801	—	—	—	17,801
Operating leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—

COMMITMENTS
The following table details the amounts and expected maturities of significant commitments as of September 30, 2011:

	ONE YEAR OR	ONE TO	THREE TO	OVER FIVE
	LESS	THREE YEARS	FIVE YEARS	YEARS	TOTAL

Commitments to extend credit:
Commercial	$6,009	$11	$—	$—	$6,020
Residential real estate	2,471	—	—	—	2,471
Revolving home equity and credit card lines	10	586	410	—	1,006
Other	23,319	83	—	—	23,402
Standby letters of credit	731	—	—	—	731

Item 4.	Controls and Procedures
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
Changes in Internal Controls — There were no changes in the Company’s internal control over financial reporting for the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings
Other than ordinary routine litigation incidental to the business of the Company, there are no pending legal proceedings with regard to the Company as of the date hereof.

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

MERCHANTS & MARINE BANCORP, INC.
Date: November 14, 2011	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Elise Bourgeois
Elise Bourgeois, Senior Vice President,
Cashier and Chief Financial Officer