Form 10-K
period 2011-12-31
Merchants & Marine Bancorp, Inc.
filed 2012-03-27
CIK 1432405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-53198

MERCHANTS & MARINE BANCORP, INC.

(Exact name of registrant as specified in charter)

Mississippi	26-2498567
(State or other jurisdiction of	(I.R.S. Employer
incorporation on organization)	Identification No.)

3118 Pascagoula Street, Pascagoula, Mississippi	39567
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (228) 762-3311

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered to Section 12(g) of the Act:

Common Stock, $2.50 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐     No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $45,000,000 as of June 30, 2011.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,330,338 shares of common stock as of March 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2011 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K, and portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2012 are incorporated by reference into Part III of this Form 10-K.

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

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Mississippi. The Bank is a full service financial institution offering a complete range of banking services to individuals, partnerships, corporations and governmental agencies. At March 15, 2012, the Company employed approximately 144 full-time equivalent employees in its thirteen offices. Most of the Company’s customers reside within Jackson and George Counties, Mississippi, and Baldwin and DeKalb Counties in Alabama. Services offered by the Bank include checking accounts, savings accounts, individual retirement accounts, certificates of deposit and personal, commercial and mortgage loans.

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

The Company’s principal executive office is located at 3118 South Pascagoula Street, Pascagoula, Mississippi, which is also the principal location of the Bank. The Company is located in Jackson and George Counties, Mississippi, and Baldwin and DeKalb Counties in Alabama, and has thirteen facilities to serve the residents of these areas.

The Company maintains Bank branch offices at the following locations to serve customers in other areas of Jackson and George counties, and Baldwin and DeKalb Counties in Alabama: 2600 Old Mobile Highway, Pascagoula; 1825 Market Street, Pascagoula; 4619 Main Street, Moss Point; 2235 Highway 90, Gautier; 7616 Highway 613, Moss Point; 2802 Bienville Boulevard, Ocean Springs; 16831 Highway 63, Moss Point; 21536 Highway 613, Moss Point; 6416 North Washington Avenue, Ocean Springs; 11283 Highway 63 South, Lucedale; 1820 Gulf Shores Parkway, Gulf Shores, Alabama; and 8331 Alabama Highway 227, Crossville, Alabama.

As of December 31, 2011, the Company had outstanding 1,330,338 shares of Common Stock held by approximately 974 holders of record. Since its inception in 1932, the Bank has sought to allocate the assets of the Bank back into the local communities that it serves. With this philosophy, the Bank has shown steady growth and has been able to provide the shareholders a return through 249 consecutive quarterly dividends.

Jackson County is Mississippi’s largest industrial county. Our local industrial base includes Northrop Grumman, Chevron Products Company, Mississippi Chemical Corporation, Signal International, Halter Marine, Inc., and Mississippi Power Company. The economy of George County is primarily dependent on agricultural (timber and cattle) and selected manufacturing industries. Workers have moved into the Company’s communities because of the close proximity to their work and the excellent school systems in Jackson and George counties. Crossville is a small town in an area known as Sand Mountain in Northeast DeKalb County, Alabama. It is a farming community and home to nursery farms that produce trees, plants and shrubbery for use across the Southeastern United States. The leading industries in DeKalb County are manufacturing, educational, health and social services and retail trade. Gulf Shores is located on the northern coast of the Gulf of Mexico in Baldwin County, Alabama. Tourism plays a major role in the local economy of Gulf Shores which includes arts, entertainment, recreation and food services. Also, prime real estate plays a major role in the city’s economy.

Financial and Statistical Information

The Company’s audited consolidated financial statements, selected financial data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and statistical information required to be disclosed under Item 1 pursuant to Guide 3 of the Exchange Act, contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2011 and filed as Exhibit 13 to this Form 10-K (the “2011 Annual Report”), are incorporated herein by reference.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2012. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Other provisions that have either been adopted or are expected to be adopted that have impacted and will continue to impact the Company include:

•

Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increase the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•

Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•

Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•	Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption.

•	Limiting the debit interchange fees that certain financial institutions are permitted to charge.

•

Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.

•

Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

•	Implementing certain corporate governance revisions that apply to all public companies.

As described above, many aspects of the Dodd-Frank Act are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

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

Under the Dodd-Frank Act, and previously under Federal Reserve policy, the Company is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. This support can be required at times when it would not be in the best interest of the Company’s shareholders and creditors to provide it. Further, if the Bank’s capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.

Capital Adequacy

Both the Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the Company’s case, and the FDIC, in the case of the Bank. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies, like the Company. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies. In addition, the FDIC and Mississippi Department of Banking and Consumer Finance may require state banks that are not members of the Federal Reserve Board, like the Bank, to maintain capital at levels higher than those required by general regulatory requirements.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

Under Federal Reserve Board guidelines, the minimum ratio of total capital to risk-weighted assets is 8% to be considered adequately capitalized. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Under Federal Reserve Board guidelines, Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve Board has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

For a holding company to be considered “well-capitalized,” it must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain a specific capital level.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. At this time, we do not know whether Basel III, as implemented in the United States will be applicable to the Company and the Bank.

The Federal Reserve Board has recently adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the Federal Reserve Board annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk based capital and total risk based capital requirements, as well as a minimum Tier 1 common capital Ratio (Tier 1 risk based capital less preferred stock and trust preferred securities) of at least 5%. While these regulations are not applicable to the Company, the Company’s federal regulator may seek to impose similar stress testing on the Company through its examination authority.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Additionally, the Federal Deposit Insurance Corporation Improvement Act establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into one of which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 6% and a total risk-based capital ratio of not less than 10%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.

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

Federal Deposit Insurance

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. In addition, non-interest bearing deposit transaction accounts have unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The PATRIOT Act of 2001

The President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “Patriot Act”), into law on October 26, 2001. The Patriot Act established a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amended existing law—primarily the Bank Secrecy Act—to provide the Secretary of U.S. Department of the Treasury and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

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

Future Regulation

The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. In July 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. With the enactment of the Dodd-Frank Act and the significant amount of regulations that have been issued in 2010 and 2011 and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, will require that a significant number of new regulations be adopted by various financial regulatory agencies over 2011 and 2012.

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

The banking environment in Jackson and George Counties is highly competitive. Jackson County has eight banks, one savings and loan association and six credit unions in the Company’s immediate market. George County has four banks and two credit unions in the Company’s immediate market. The Bank is the only locally owned independent bank in the Jackson County market. In Jackson County, the Company competes with several large regional multi-bank holding company banks headquartered in North Carolina, Alabama and Mississippi, along with three smaller Mississippi chartered banks that have branches in the Company’s market. The credit union market system is also very strong, with both Navigator Credit Union, the credit union for Northrop Grumman, the state’s largest private employer, and Keesler Federal Credit Union, one of the largest credit unions in the world, located in the Company’s market. The banking environment for DeKalb County, Alabama is competitive with seven banks and two credit unions. However, in the immediate market area of Crossville there are two banks. Baldwin County, Alabama is a huge market area with numerous banks and credit unions. In the immediate market, the Company competes with ten banks. In the latest market share information available from Sheshunoff, in December of 2011, the Company had the second largest market share of all financial institutions in Jackson County, with 26.79% of the Jackson County market. The market share in December 2011 for George County was 13.17% as of December 31, 2011. The figures for DeKalb County, Alabama and Baldwin County, Alabama, the locations of the Bank’s two new acquisitions, were 4.25% and 0.5%, respectively.

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

Item 1A. Risk Factors.

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Company’s operations and results.

Negative developments in the latter half of 2007 and throughout 2008, 2009, 2010 and 2011 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in at least into 2012. Although the Federal Reserve has issued statements that economic data suggests strongly that the recession ended in the latter half of 2009, the Company believes that it will continue to experience a somewhat, albeit less, challenging economic environment in 2012, and the Company expects that its results of operations will continue to be negatively impacted by economic conditions as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or the Company in particular, will improve, in which case the Company could continue to experience reduced earnings and write-downs of assets, and could face capital and liquidity constraints or other business challenges. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for the Company’s deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like the Company, have been negatively affected by the current condition of the financial markets, as has the Company’s ability, if needed, to raise capital or borrow in the debt markets compared to recent years.

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2011, approximately 74% of the Company’s loans were secured by real estate. Of this amount, approximately 51% were commercial real estate loans, 30% were residential real estate loans, 18% were construction and development loans and 1% were other real estate loans. In total, these loans make up approximately 87% of the Company’s nonperforming loans as of December 31, 2011. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, the asset quality of many of these loans have deteriorated as a result of the current adverse conditions within the Company’s market. Throughout 2011, the number of newly constructed homes or lots sold in the Company’s market area continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that the Company holds. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, increases in provision for loan losses and increases in operating expenses as a result of the allocation of time and resources to the collection and work out of these loans all of which would negatively impact the Company’s financial condition and results of operations.

The Company is geographically concentrated in Jackson and George Counties, Mississippi, and DeKalb and Baldwin Counties, Alabama and their surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Jackson and George counties and the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Company’s markets weakened during 2009 and 2010 and remained challenging in 2010 and 2011, negatively affecting the Company’s operations, particularly the real estate construction and development segment of the Company’s loan portfolio. Additionally, unemployment levels remained elevated in 2011. The Company cannot assure you that economic conditions in its markets will improve during 2012 or thereafter, and continued weak economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and generally affect the Company’s financial condition and results of operations.

In December 2011, the Company acquired two branches of Heritage First Bank, in Alabama. One branch is located in Gulf Shores Alabama, and the other branch is located in Crossville, Alabama. These are two distinct markets. Gulf Shores is a real estate driven economy, serving tourists and businesses. Crossville is similar to the Company’s Lucedale, Mississippi branch which has more consumer loans. The Company may not realize the expected revenue increases or other acquisition benefits if we are not able to maintain and grow the relationships in these two areas.

The Company has increased levels of other real estate, primarily as a result of foreclosures, and it anticipates higher levels of expense related to other real estate owned.

As the Company continues to resolve non-performing real estate loans, it has increased the level of other real estate owned primarily through foreclosures acquired from builders and from residential land developers. Expense related to other real estate owned consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will likely remain at above historical levels as the Company’s level of other real estate owned remains elevated, and also if local real estate values continue to decline, negatively affecting the Company’s results of operations.

The Company is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on its financial condition and results of operations.

The Company’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Company outsources many of its major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Company’s operations. Because the Company’s information technology and telecommunications systems interface with and depend on third-party systems, the Company could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of the Company’s ability to process new and renewal loans, gather deposits and provide customer service, compromise its ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject it to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, the Company provides its customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. The Company’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. The Company may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Company’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Company’s systems and could adversely affect the Company’s reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject the Company to additional regulatory scrutiny, expose it to civil litigation and possible financial liability and cause reputational damage.

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

If the federal funds rate remains at current extremely low levels, the Company’s net interest margin, and consequently the Company’s net earnings, may be negatively impacted.

Because of significant competitive pressures in the Company’s market and the negative impact of these pressures on the Company’s deposit and loan pricing, coupled with the fact that a significant portion of the Company’s loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve Board’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), the Company’s net interest margin may be negatively impacted. Additionally, the amount of non-accrual loans and other real estate owned has been and may continue to be elevated. The Company also expects loan pricing to remain competitive in 2012 and believes that economic factors affecting broader markets will likely result in reduced yields for the Company’s investment securities portfolio as prepayments continue to escalate. As a result, the Company’s net interest margin, and consequently its profitability, may continue to be negatively impacted in 2012 and beyond.

Fluctuations in interest rates could reduce the Company’s profitability.

The absolute level of interest rates as well as changes in interest rates may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits.

As interest rates change, the Company expects that it will periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either its interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than its interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” may work against the Company, and its earnings may be negatively affected.

Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets and its ability to realize gains from the sale of its assets, all of which ultimately affect the Company’s earnings. A decline in the market value of the Company’s assets may limit the Company’s ability to borrow additional funds. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Company, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, the Company will incur losses.

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

The Company relies on dividends from the Bank as its primary source of funds. The Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, deposit customers’ views on the Bank’s financial strengths, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include federal funds lines of credit from corresponding banks. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

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

The Mississippi Department of Banking and Consumer Finance and the Board of Governors of the Federal Reserve supervise and examine the Bank and the Company, respectively. Because the Bank’s deposits are federally insured, the FDIC also regulates its activities. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:

•	explicit standards as to capital and financial condition;

•	limitations on the permissible types, amounts and extensions of credit and investments;

•	restrictions on permissible non—banking activities; and

•	restrictions on dividend payments.

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

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the State of Mississippi, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or to take actions that limit its operational flexibility, restrict its growth or increase its capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, capital strategies, compensation or operating plans.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Company) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, the Company is still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect it. There can be no assurance that these or future reforms will not significantly increase the Company’s compliance or operating costs or otherwise have a significant impact on the Company’s business, financial condition and results of operations.

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

The Company’s Common Stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s Common Stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the equity market forces like other common stock. As a result, if you acquire the Company’s stock, you could lose some or all of your investment.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

(a) Company Facilities. At December 31, 2011, the Company premises consisted of a main office and twelve branches of the Bank, all within or surrounding the cities of Pascagoula, Moss Point, Gautier and Ocean Springs (Jackson County, Mississippi), Lucedale (George County, Mississippi), Gulf Shores (Baldwin County Alabama), and Crossville (DeKalb County, Alabama). For additional information, see Note 4 “Property and Equipment, Net” to the Financial Statements included on page 19 in the Company’s 2011 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference. The Company owns all properties on which the Company and Bank premises are maintained. For additional information, see Note 4 “Property and Equipment, Net” to the Financial Statements included on page 19 in the Company’s 2011 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

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

(12) Crossville Branch. A two story structure with brick façade on concrete block walls erected on a concrete slab and surmounted with a mansard roof on 0.93 acres. The building was erected about 1974 and has approximately 7,400 square feet. The ground floor of the building contains the bank offices and teller stations, the second floor is unfinished and used for storage. The physical address of this branch is 8331 Alabama Highway 227, Crossville, Alabama. The branch was purchased from Heritage First Bank in December 2011, and operation of the branch began on December 12, 2011. The branch offers full banking services, drive-up teller facilities and an ATM.

(13) Gulf Shores Banch. A free standing 5,562 square foot one story masonry building built in 1974 is located on 0.8 acres of land at 1820 Gulf Shores Parkway, Gulf Shores, Alabama. The branch was purchased from Heritage First Bank in December 2011, and operation of the branch began on December 12, 2011. The branch offers full banking services, drive-up teller facilities and an ATM.

In addition to the foregoing branches, the Company has ATMs and night depositories in various locations in Jackson and George Counties, Mississippi, and Baldwin and DeKalb Counties, Alabama.

(b) Other Real Estate. The only non-banking properties presently owned by the Company are properties acquired from time to time in connection with the foreclosure of loans, seven plus acres located adjacent to the St. Martin branch, and a lot located at 3101 South McKenzie Street, Foley, Alabama.

Item 3. Legal Proceedings.

Other than ordinary routine litigation incidental to the business of the Company, there are no pending legal proceedings with respect to the Company as of the date hereof.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2011, the Company’s authorized capital stock consisted of 5,000,000 shares of Common Stock, par value $2.50 per share, of which 1,330,388 were issued and outstanding. The Common Stock is not traded on an exchange nor is there a known active trading market. As of December 31, 2011, the Common Stock of the Company was held of record by 974 stockholders. Based solely on information made available to the Company from a limited number of buyers and sellers, the Company believes that the following table sets forth the quarterly range of sales prices for the Company’s stock during the years 2011 and 2010.

Stock Prices

	September 30,	September 30,
2011	High	Low
1st Quarter	$40.00	$40.00
2nd Quarter	40.00	40.00
3rd Quarter	40.00	40.00
4th Quarter	40.00	40.00

2010	High	Low
1st Quarter	$40.50	$40.00
2nd Quarter	40.00	40.00
3rd Quarter	40.00	40.00
4th Quarter	40.00	40.00

During each quarter of 2011 and 2010, cash dividends on Common Stock were paid as follows.

	September 30,	September 30,
	2011	2010
1st Quarter	$0.55	$0.55
2nd Quarter	0.25	0.25
3rd Quarter	0.30	0.30
4th Quarter	0.25	0.25

Total	$1.35	$1.35

Although no assurances can be given, the Company anticipates that cash dividends on shares of the Company’s Common Stock will continue to be paid during 2012, subject to the discretion of the Board of Directors.

Item 6. Selected Financial Data.

Information required by this item is included under the captions “Summary of Operations” and “Financial Highlights” in the Company’s 2011 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by this item is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is included under the heading “Quantitative and Qualitative Disclosures About Market Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference. A table providing information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2011, is included as Table 14 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Information required by this item is incorporated herein by reference to pages 2 through 31 of the Company’s 2011 Annual Report filed as Exhibit 13 hereto, incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 21, 2012, the Company dismissed the Company’s independent registered public accounting firm, Wolfe, McDuff & Oppie, PLLC (“Wolfe, McDuff & Oppie”). The decision to dismiss Wolfe, McDuff & Oppie was recommended by the Company’s audit committee and approved by the Company’s board of directors.

Wolfe, McDuff & Oppie’s reports on the Company’s financial statements as of and for the years ended December 31, 2010 and December 31, 2011 did not contain any adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2011 and 2010, there were no disagreements between the Company and Wolfe, McDuff & Oppie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Wolfe, McDuff & Oppie, would have caused Wolfe, McDuff & Oppie to make reference to the matter in connection with its report. Wolfe, McDuff & Oppie confirmed there were no disagreements and no reportable matters with the Securities and Exchange Commission in their letter included with the Company’s Current Report on Form 8-K filed on March 20, 2012. Wolfe, McDuff & Oppie has not advised the Company of any of the matters described in Item 304(a)(1)(v) of Regulations S-K of the Securities and Exchange Commission.

A representative of Wolfe, McDuff & Oppie is not expected to be at the Annual Meeting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Merchants & Marine Bancorp, Inc. management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provision of Section 989 (G) set forth in the Dodd-Frank Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning the directors and executive officers of the Company required by Item 401 is included under the caption “Proposal 1: Election of Directors” and “Executive Officers” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2012, incorporated herein by reference. Information concerning the directors and executive officers of the Company and information required by Items 405, 406 and 407 of Regulation S-K are included under the headings “Board Committees” and “Code of Ethics”, under the caption “Corporate Governance” and under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” under the caption “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2012, incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item is included under the caption “Executive Compensation” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2012, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is included under the heading “Security Ownership of Certain Beneficial Owners and Management” under the caption “Stock Ownership” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2012, incorporated herein by reference.

The Company does not have any compensation plans under which it authorizes shares of Common Stock for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is included under the headings “Certain Transactions” and “Director Independence” under the caption “Corporate Governance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2012, incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item is included under the caption “Relationship with Principal Accountants” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 5, 2012, incorporated herein by reference.

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

MERCHANTS & MARINE BANCORP, INC.

March 27, 2012	By:	/s/ Royce Cumbest
Royce Cumbest
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Royce Cumbest Royce Cumbest	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2012

/s/ Frank J. Hammond, III	Director	March 27, 2012
Frank J. Hammond, III

/s/ Lynda J. Gautier	Director	March 27, 2012
Lynda J. Gautier

/s/ Paul H. Moore, Jr., M.D.	Director	March 27, 2012
Paul H. Moore, Jr., M.D.

/s/ Scott B. Lemon	Director	March 27, 2012
Scott B. Lemon

/s/ Gerald J. St. Pé	Director	March 27, 2012
Gerald J. St. Pé

/s/ Thomas B. Van Antwerp	Director	March 27, 2012
Thomas B. Van Antwerp

/s/ John F. Grafe	Director	March 27, 2012
John F. Grafe

/s/ Julius A. Willis, Jr., DMD	Director	March 27, 2012
Julius A. Willis, Jr., DMD

/s/ Diann M. Payne	Director	March 27, 2012
Diann M. Payne

/s/ Elise Bourgeois	Senior Vice President and	March 27, 2012
Elise Bourgeois	Chief Financial Officer

INDEX TO EXHIBITS

2.1	The Agreement and Plan of Share Exchange by and between Merchants & Marine Bancorp, Inc. and Merchants & Marine Bank, dated February 2, 2008, is incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

2.2	The Articles of Share Exchange by and between Merchants & Marine Bancorp, Inc. and Merchants & Marine Bank, dated February 5, 2008, is incorporated by reference from Exhibit 2.2 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

3.1	The Articles of Incorporation of the Company are incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

3.2	The Bylaws of the Company are incorporated by reference from Exhibit 3.2 of the Company’s Form 8-K 12g3 filed on April 29, 2008.

4	Specimen Common Stock Certificate is incorporated by reference from Exhibit 4 of the Company’s Form 10-K filed on March 20, 2009.

10	Director Deferred Compensation Plan is incorporated by reference from Exhibit 10 of the Company’s Form 10-K filed on March 20, 2009.

13	Selected portions of the Company’s 2011 Annual Report for the year ended December 31, 2011.

21	Subsidiaries of Merchants & Marine Bancorp, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File