Form 10-Q
period 2012-03-31
Merchants & Marine Bancorp, Inc.
filed 2012-05-14
CIK 1432405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 11, 2012, 1,330,338 shares of Common Stock were outstanding.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

Part I. Financial Information

Item 1.	Financial Statements

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$91,310,146	72,797,389
Federal funds sold	97,000	97,000
Securities:
Available-for-sale, at fair value	165,120,906	111,755,320
Held-to-maturity, at amortized cost	90,734,672	93,132,029
Non-marketable equity securities	900,060	900,060
Loans, less allowance for loan losses of $3,736,449 and $3,744,819, respectively	227,469,948	234,262,112
Property and equipment, net of depreciation	17,473,666	17,661,027
Other real estate owned	5,742,615	5,615,468
Accrued income	2,354,720	2,553,933
Other assets	16,356,014	16,658,510

Total assets	$617,559,747	555,432,848

LIABILITIES
Deposits:
Non-interest bearing demand	$91,411,764	90,034,763
Interest bearing savings, demand and other time deposits	442,246,530	386,032,877

Total deposits	533,658,294	476,067,640

Securities sold under agreements to repurchase	16,341,863	12,275,294
Accrued expense and other liabilities	12,919,356	12,446,480

Total liabilities	562,919,513	500,789,414

STOCKHOLDERS’ EQUITY
Common stock - $2.50 par value per share, 5,000,000 shares authorized, 1,330,338 shares issued and outstanding	3,325,845	3,325,845
Surplus	14,500,000	14,500,000
Retained earnings	42,087,864	41,349,035
Accumulated other comprehensive income (loss)	(5,273,475)	(4,531,446)

Total stockholders’ equity	54,640,234	54,643,434

Total liabilities and stockholders’ equity	$617,559,747	555,432,848

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Interest income
Interest and fees on loans	$3,639,712	3,336,172
Interest on investment securities:
Taxable	1,047,311	1,609,243
Exempt from federal and state income tax	355,387	211,661
Interest bearing deposits in other banks	53,567	26,884
Other interest income	2,103	186

Total interest income	5,098,080	5,184,146

Interest expense
Interest on deposits	784,496	903,769
Interest on federal funds purchased and securities sold under agreements to repurchase	7,025	6,003

Total interest expense	791,521	909,772

Net interest income	4,306,559	4,274,374
Provision for loan losses	168,683	241,624

Net interest income after provision for loan losses	4,137,876	4,032,750

Non-interest income
Service charges on deposit accounts	1,166,214	1,095,616
Miscellaneous	538,473	358,948

Total non-interest income	1,704,687	1,454,564

Non-interest expense
Salaries and employee benefits	2,020,721	1,679,440
Premises	810,221	667,569
Services and fees expense	376,518	416,784
Miscellaneous	1,269,504	1,241,874

Total non-interest expense	4,476,964	4,005,667

Income before income taxes	1,365,599	1,481,647
Provision for income taxes	294,185	359,879

Net income	$1,071,414	1,121,768

Net income per common share	$0.81	0.84

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net income	$1,071,414	1,121,768

Other comprehensive income, net of tax:
Unrealized holding gain (loss) arising during period	(742,029)	(427,241)

Comprehensive income	$329,385	694,527

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Accumulated Other
	Shares Issued	Amount	Surplus	Retained Earnings	Comprehensive Income (Loss)
Balance December 31, 2011	1,330,338	$3,325,845	14,500,000	41,349,035	(4,531,446)
Net income	—	—	—	1,071,414	—
Cash dividends, $.25 per share	—	—	—	(332,585)	—
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $382,258	—	—	—	—	(742,029)

Balance, March 31, 2012	1,330,338	$3,325,845	14,500,000	42,087,864	(5,273,475)

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,071,414	1,121,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,247	314,741
Provision for loan losses	168,683	241,624
(Accretion) amortization of securities premium/discount	65,841	60,364
(Gain) loss on sale of securities	(51,247)	13,750
(Gain) loss on sale of REO	32,394	—
(Increase) decrease in accrued income	199,213	(566,040)
Increase (decrease) in accrued expenses & other liabilities	472,876	(53,675)
Other, net	(106,392)	213,285

Net cash provided by operating activities	2,166,029	1,345,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	—	3,050,000
Proceeds from sales and maturities of securities available-for-sale	61,666,214	15,486,250
Purchase of securities available-for-sale	(116,102,299)	(78,679,050)
Proceeds from maturities of securities held to maturity	4,400,000	17,055,000
Purchase of securities held-to-maturity	(2,071,026)	(278,267)
Net (increase) decrease in loans	6,623,480	355,910
Proceeds-REO	631,606	—
Purchase of property and equipment	(125,885)	(78,207)

Net cash provided by investing activities	(44,977,910)	(43,088,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	57,590,654	66,008,025
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	4,066,569	524,245
Dividends paid	(332,585)	(332,585)

Net cash provided by financing activities	61,324,638	66,199,685

Net increase in cash and due from banks	18,512,757	24,457,138
Cash and due from banks, beginning	72,797,389	20,010,142

Cash and due from banks, ending	$91,310,146	44,467,280

See accompanying notes to condensed consolidated financial statements.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and notes thereto of Merchants & Marine Bancorp, Inc.’s (the “Bancorp’s) 2011 Annual Report to Shareholders.

Certain reclassifications have been made to the 2011 consolidated financial statements to conform to the 2012 presentation.

December 31, 2011 Balance Sheet Presentation.

The condensed consolidated balance sheet at December 31, 2011 has been taken from the audited balance sheet at that date.

Nature of Operations.

The “Bancorp is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Merchants & Marine Bank (the “Bank”). The Bancorp generates commercial, mortgage, and consumer loans and receives deposits from customers located in Jackson and George Counties in Mississippi and Baldwin and DeKalb Counties in Alabama. The Bancorp operates under a state bank charter and provides full banking services. As a state bank, the Bancorp is subject to regulation by the Mississippi Department of Banking and Consumer Finance, the Federal Deposit Insurance Corporation, Securities Exchange Commission, and the Federal Reserve Bank.

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

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. SECURITIES

The amortized cost of securities and estimated fair values are as follows (dollars in thousands):

	March 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
US Government Agency Funds	$163,275	44	(1,306)	162,013	108,535	145	(231)	108,449
Mortgage-backed securities	2,373	25	—	2,398	2,546	3	(1)	2,548
State, county and municipal securities	509	—	—	509	587	—	—	587
Equity securities	72	128	—	200	72	99	—	171

Total	$166,229	197	(1,306)	165,120	111,740	247	(232)	111,755

Held-to-maturity:
US Government Agency Funds	$38,505	291	—	38,796	42,505	452	—	42,957
State, county and municipal securities	52,230	2,087	(81)	54,236	50,627	2,090	(110)	52,607

Total	$90,735	2,378	(81)	93,032	93,132	2,542	(110)	95,564

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale at March 31, 2012 by contractual maturity are as follows (dollars in thousands):

	Available-For-Sale		Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$395	395	2,372	2,385
After one year through five years	1,698	1,716	43,210	44,214
After five years through ten years	163,669	162,539	24,938	25,787
Greater than ten years	467	470	20,215	20,646

	$166,229	165,120	90,735	93,032

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Proceeds from sales and maturities of available-for-sale securities were approximately $61,666,214 in the first quarter of 2012, including a realized gain of $51,247. Proceeds from sales and maturities of available-for-sale securities were approximately $81,496,506 in 2011, including a realized gain of $536,821.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. SECURITIES (continued)

Securities with a carrying value of approximately $247,089,540 and $141,920,442 were pledged at March 31, 2012 and December 31, 2011 to secure certain deposits. Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (dollars in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2012:
US Government Agency Funds	$138,817	(1,306)	—	—	138,817	(1,306)
Mortgage-backed securities	—	—	—	—	—	—
State, county and municipal securities	6,871	(81)	—	—	6,871	(81)

Total	$145,688	(1,387)	—	—	145,688	(1,387)

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2011:
US Government Agency Funds	$46,876	(231)	—	—	46,876	(231)
Mortgage-backed securities	674	(1)	—	—	674	(1)
State, county and municipal securities	9,697	(110)	—	—	9,697	(110)

Total	$57,247	(342)	—	—	57,247	(342)

Management performs periodic reviews for impairment in accordance with ASC Topic 320, Investment – Debt and Equity Securities. Consideration is given to (1) the length of time and to the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Bancorp to retain its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. SECURITIES (continued)

At March 31, 2012, 50 debt securities with unrealized losses have depreciated 0.95% from the Bancorp’s amortized cost basis. These securities are guaranteed by either the U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar types of securities and not credit quality. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

The Bancorp also holds non-marketable equity securities. These securities are restricted and do not have readily determinable market values. These securities are carried at their acquisition cost and are accounted for by the cost method.

NOTE 3. LOANS

Loans outstanding at March 31, 2012 and December 31, 2011, by major lending classification, were as follows (in thousands):

	2012	2011
Loans secured by real estate:
Construction	$33,784	34,887
Farmland	746	971
Revolving, open-end secured by 1-4 family residential property	3,221	2,579
1-4 family residential properties	44,112	48,228
Multifamily (5 or more) residential properties	628	447
Nonfarm nonresidential properties	86,810	89,643
Commercial and industrial	26,923	26,208
Loans to individuals for household, family and other personal expenditures	32,206	31,163
Municipal and government	2,430	2,547
Other	350	1,343

	$231,210	238,016
Unearned income	(4)	(9)
Allowance for loan losses	(3,736)	(3,745)

	$227,470	234,262

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. LOANS (continued)

Major loan classifications by age for March 31, 2012 and year ended December 31, 2011, is as follows (in thousands):

	30-89 Days Past Due	90 or More Days Past Due - Still Accruing	90 or More Days Past Due - Non Accrual	Total Past Due	Current	Total Loans
March 31, 2012:
Residential-RE	$1,969	70	1,434	3,473	46,778	50,251
Non-Residential-RE	2,140	—	4,170	6,310	112,740	119,050
Commercial	134	—	276	410	28,943	29,353
Consumer	1,367	—	340	1,707	30,845	32,552

	$5,610	70	6,220	11,900	219,306	231,206

	30-89 Days Past Due	90 or More Days Past Due - Still Accruing	90 or More Days Past Due - Non Accrual	Total Past Due	Current	Total Loans
December 31, 2011:
Residential-RE	$3,076	—	1,028	4,104	82,037	86,141
Non-Residential-RE	4,961	89	1,694	6,744	83,870	90,614
Commercial	1,706	8	265	1,979	26,776	28,755
Consumer	2,360	114	143	2,617	29,889	32,506

	$12,103	211	3,130	15,444	222,572	238,016

Changes in the allowance for loan losses for the quarter ended March 31, 2012 and the year ended December 31, 2011 are as follows (in thousands):

	2012	2011
Balance	$3,745	3,268
Recoveries	115	536
Loans charged off	(292)	(2,514)
Provision for loan losses	168	2,455

Balance	$3,736	3,745

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. LOANS (continued)

Changes in the allowance for loan losses by major loan classifications for the quarter ended March 31, 2012 and the year ended December 31, 2011 are as follows (in thousands):

	Residential	Non- Residential	Consumer	Commercial	Alabama Acquisition	Total
March 31, 2012:
Beginning Balance	$571	1,894	500	302	478	3,745
Charge-Offs	(77)	(50)	(165)	—	—	(292)
Recoveries	3	—	97	15	—	115
Provision	336	261	29	20	(478)	168

Ending Balance	$833	2,105	461	337	—	3,736

Ending Balance: individually evaluated for impairment	$310	818	—	269	—	1,397

Ending Balance: collectively evaluated for impairment	$523	1287	461	68	—	2,339

	Residential	Non- Residential	Consumer	Commercial	Alabama Acquisition	Total
December 31, 2011:
Beginning Balance	$392	2276	541	59	—	3,268
Charge-Offs	(327)	(1457)	(698)	(32)	—	(2,514)
Recoveries	10	187	336	3	—	536
Provision	496	888	321	272	478	2,455

Ending Balance	$571	1894	500	302	478	3,745

Ending Balance: individually evaluated for impairment	$93	965	—	268	—	1,326

Ending Balance: collectively evaluated for impairment	$478	929	500	34	478	2,419

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. LOANS (continued)

The carrying amounts of nonaccrual loans, which are considered for impairment analysis were $6,219,922 at March 31, 2012 and $3,129,517 at December 31, 2011. When a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell, is assessed for allowance. At March 31, 2012 and December 31, 2011, specifically evaluated impaired loans totaled $9,232,819 and $13,767,980, respectively. The Bancorp had $1,397,425 and $1,326,496 of specific allowance related to impaired loans at March 31, 2012 and December 31, 2011, respectively. The amount of interest that would have been recorded on nonaccrual loans had the loans not been classified as nonaccrual in 2012 and 2011, was $350,578 and $289,161, respectively.

The Bancorp’s lending activities are concentrated in Jackson and George Counties in Mississippi and Baldwin and DeKalb Counties in Alabama.

NOTE 4. FAIR VALUE DISCLOSURES

The Bancorp uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the ASC Topic 820, Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

ASC Topic 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

ASC Topic 820 also establishes a three-tier fair value which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market date.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. FAIR VALUE DISCLOSURES (continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at March 31, 2012.

The following methods and assumptions were used by the Bancorp in estimating fair value disclosures for financial instruments.

Cash, cash equivalents, and interest-bearing deposits in banks:

The carrying amounts of cash, cash equivalents, and interest-bearing deposits in banks approximate fair values based on the short-term nature of the assets.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands).

	Total	Level 1	Level 2	Level 3
Assets at March 31, 2012:
Securities available-for-sale:
U.S. Government Agency funds	$162,013	—	162,013	—
Mortgage-backed securities	2,398	—	2,398	—
State, county and municipal securities	509	—	509	—
Equity securities	200	200	—	—
Assets at December 31, 2011:
Securities available-for-sale:
US Government Agency funds	$108,449	—	108,449	—
Mortgage-backed securities	2,548	—	2,548	—
State, county and municipal Securities	587	—	587	—
Equity securities	171	171	—	—

The fair values of debt securities available-for-sale are generally determined by matrix pricing, which is widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

The fair values of equity securities available-for-sale are determined by quoted market prices.

The following represents assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. FAIR VALUE DISCLOSURES (continued)

	Total	Level 1	Level 2	Level 3
Assets at March 31, 2012:
Impaired loans	$9,232,819	—	—	9,232,819

Assets at December 31, 2011:
Impaired loans	$12,441,484	—	—	12,441,484

Impaired loans are loans for which it is probable the Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Specific allowances for impaired loans are based on the fair value of the collateral.

Nonfinancial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Total	Level 1	Level 2	Level 3
Assets at March 31, 2012:
Other real estate owned	$5,742,615	—	—	5,742,615

Assets at December 31, 2011:
Other real estate owned	$5,615,468	—	—	5,615,468

The fair value of other real estate owned is based primarily on independent appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the client and client’s business.

The Bancorp has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

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

Loans:

Fair value for loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. FAIR VALUE DISCLOSURES (continued)

Deposits:

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:

The carrying amount is a reasonable estimate of fair value.

The estimated fair values of the Bancorp’s financial instruments are as follows at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and federal funds sold	$91,407	91,407	72,894	72,894
Securities:
Available-for-sale	165,120	165,120	111,755	111,755
Held-to-maturity	90,735	93,032	93,132	95,564
Non-marketable	900	900	900	900
Loans, net of allowance	227,470	230,426	234,262	237,484

Financial liabilities:
Deposits	533,658	534,518	476,068	477,707
Federal funds purchased and securities sold under agreements to repurchase	16,342	16,342	12,275	12,275

MERCHANTS & MARINE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. DEFINED BENEFIT PENSION PLAN

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

	Three Months Ended March 31,
	2012	2011
Net periodic benefit cost (income):
Service cost	$146	95
Interest cost	155	150
Expected return on plan assets	(193)	(181)
Amortization (gain) loss	132	65

Net periodic pension expense	$240	129

NOTE 6. SUBSEQUENT EVENTS

The Bancorp has evaluated subsequent events through May 14, 2012, the date of issuance of the condensed consolidated financial statements. No material subsequent events have occurred since March 31, 2012 that required recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of Merchants & Marine Bancorp, Inc. (the “Company”). Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modification or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan”, “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties that could cause actual results to differ materially include, those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and without limitation, (i) the Company’s ability to effectively execute its business plans; (ii) greater than anticipated deterioration or lack of sustained growth in the national or local economies; (iii) rapid fluctuations or unanticipated changes in interest rates; (iv) continuation of the historically low short-term interest rate environment; (v) increased competition with other financial institutions in the markets that the Company serves; (vi) continuing consolidation in the financial services industry; (vii) losses, customer bankruptcies, claims and assessments; (viii) changes in state and federal legislation, regulations or policies applicable to banks or other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; (ix) the effects of weather and natural disasters such as hurricanes; and (x) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies.

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

The Bank, a state-chartered institution since 1932, is a full service, federally insured bank serving Jackson and George Counties, Mississippi and DeKalb and Baldwin Counties, Alabama. The main office of the Bank is located in Pascagoula. Branch offices in Mississippi are located in Moss Point, Gautier, Escatawpa, Ocean Springs, Wade, Hurley, St. Martin and Lucedale. There are also branches in Gulf Shores and Crossville, Alabama. The Bank offers commercial and individual financial services consisting of business and personal checking accounts, certificates of deposit, various forms of real estate, commercial and industrial and personal consumer financing. U.S. Banker magazine has ranked the Bank as one of the Top 200 Community Banks in the nation and Bauer Financial, Inc. has given the Bank a 5-Star rating for the 74th consecutive quarter indicating that the Bank is one of the strongest banks in the nation. The Company is subject to regulation, supervision and examination by the Mississippi Department of Banking and Consumer Finance, the SEC, the Federal Reserve and the FDIC. At March 31, 2012, the Company’s assets totaled $618 million and it employed 145 persons on a full-time equivalent basis.

Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005. Katrina’s wide spread devastation will be felt for years to come. Some of the challenges still facing our service area include insurance availability and settlements, housing, building code changes, flood elevation revisions, population shifts and business and staffing needs.

Acquisition

On December 9, 2011, the Bank, acquired substantially all of the assets and certain liabilities of Heritage First Bank pursuant to a purchase and assumption agreement with Heritage First Bank, an Alabama state banking corporation and Heritage First Bankshares, Inc., a Georgia corporation, dated as of August 3, 2011. Heritage First Bank had total assets of approximately $52 million (including goodwill) and operated two branches in Alabama at the time of the acquisition.

Earnings Highlights

The Company’s net income for the first quarter of 2012 was $1,071,000, a 4.5% decrease, when compared to $1,122,000 for the first quarter of 2011 and $768,000 for the first quarter of 2010. The following discussions, tables and the accompanying financial statements presented outline the change in earnings from the first quarters of 2012, 2011 and 2010. Return on average assets was 0.7%, 0.8% and 0.6%, for first quarters of 2012, 2011 and 2010, respectively. Return on average equity was 7.9%, 8.6% and 6.0%, in the first quarters of 2012, 2011 and 2010, respectively. Earnings per share were $0.81 in the first quarter of 2012, compared to $0.84 in the first quarter of 2011 and $0.58 in the first quarter of 2010.

Earning Assets

A detailed comparison of the Company’s average earning assets for the first quarters of 2012, 2011 and 2010 is presented in Table 1 of this report. The Company’s earning assets include loans, investments, Federal Reserve balances and federal funds sold. Average earning assets for the first quarter of 2012 totaled $562,671,000 compared to $531,076,000 in 2011 and $426,197,000 in 2010. Average net loans increased by $14,611,000 in the first quarter of 2012, compared to an increase of $7,550,000 in the first quarter of 2011 and compared to an increase of $9,113,000 for the first quarter of 2010. Average securities decreased by $34,840,000 in the first quarter of 2012, compared to increases of $82,878,000 and $13,416,000 in the first quarters of 2011 and 2010, respectively. Average federal funds sold decreased by $1,020,000 or 91.3% in the first quarter 2012, compared to $6,199,000 or 84.7% and $27,921,000 or 79.2% in the first quarters 2011 and 2010, respectively. Other earning assets consist of balances maintained in a Federal Reserve excess balance account. The average balance for the first quarter of 2012 totaled $106,578,000, compared to $53,734,000 for the first quarter 2011 and $33,084,000 for the first quarter of 2010, respectively.

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

A bank’s net interest margin is a prime indicator of its profitability. The net interest margin reflects the spread between interest earning asset yields and interest bearing liability costs and the percentage of interest earning assets funded by interest bearing liabilities. The net margin, on a tax equivalent basis, was 3.1%, 3.2% and 3.7% in the first quarters of 2012, 2011 and 2010, respectively. The decreases in 2012 and 2011 are attributable to the decrease in rates of return on interest earning assets.

Average net loans increased by 6.6%, 3.6% and 4.5% in the first quarters of 2012, 2011 and 2010, respectively. Loan interest income increased by 9.1% in the first quarter of 2012, compared to a decrease of 4.2% in the first quarter of 2011 and compared to an increase of 0.4% in the same period of 2010. Loan yields rose by 14 basis points in the first quarter of 2012, but fell by 49 and 27 basis points in the first quarters of 2011 and 2010, respectively. Yields on average taxable securities, in the first quarters of 2012, 2011 and 2010, equaled 2.4%, 2.8% and 3.2%, respectively. Interest earned on average taxable securities decreased by 34.9% in the first quarter of 2012, due to lower volumes and increased by 29.5% in the first quarter of 2011 compared to a decline of 24.4% in the first quarters of 2010, due to higher volumes. Income on average tax-exempt securities increased 66.7%, 42.0% and 82.9% in the first quarters of 2012, 2011 and 2010 due to increased volumes. Yields on average tax-exempt securities decreased by 22 basis points in the first quarter of 2012 compared to the same periods in 2011 and 2010. The average volume of all securities in the first quarter of 2012 decreased by 13.5%, compared to increases of 47.8% and 8.4% in the same periods of 2011 and 2010, respectively. Total securities income decreased by 22.8% in the first quarter of 2012 and increased by 30.8% in 2011 compared to a decrease of 19.3% in 2010. The average balance of federal funds sold decreased in the first quarters of 2012, 2011 and 2010 by 91.3%, 84.7% and 79.2%, respectively. Income from federal funds sold decreased by 63.0%, 75.0% and 88.9% in the first quarters of 2012, 2011 and 2010, respectively. This decrease is a result of lower volumes and yields.

Total average interest bearing liabilities increased 6.5%, 18.1% and 22.4%, during the first quarters of 2012, 2011 and 2010, respectively. Rates paid on these funds decreased 15, 26 and 70 basis points in the first quarters of 2012, 2011 and 2010, respectively. The decrease in rates paid on these funds resulted in a decrease in interest expense of $119,000, $94,000 and $349,000 for the first quarters of 2012, 2011 and 2010, respectively. Interest bearing checking, money market fund, and savings average balances increased by 4.9%, 22.3% and 41.7% for the first quarters of 2012, 2011 and 2010, respectively. The increase in 2012 was a result of the Alabama branch acquisitions and the increases in 2011 and 2010 were a result of gaining public fund customers. Average time deposit balances increased by 11.6% and 6.2% in the first quarters of 2012 and 2011, compared to a decrease of 4.0% in the first quarter of 2010. The average rate paid on these funds was 1.2%, 1.5% and 2.0% for the first quarters of 2012, 2011 and 2010, respectively. Interest expense on time deposits decreased by 8.5%, 19.8% and 39.7% in the first quarters of 2012, 2011 and 2010, respectively, because of lower rates paid. Average federal funds purchased and securities sold under agreements to repurchase in the first quarters of 2012 and 2011 increased by 2.8% and 36.5%, respectively, and decreased by 18.6% in the first quarter of 2010. Interest rates paid on these funds increased by 3 basis points for the first quarter of 2012 and decreased 10 and 4 basis points for the first quarters of 2011 and 2010, respectively. Table 1 and 2 provide more information on the Company’s net interest income and rate and volume variances.

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

The Company uses an earnings forecast model that simulates multiple interest rate scenarios and the effects on the Bank’s net margin, in addition to using traditional gap tables. The model analyzes the earnings risk by revealing the probability of reaching future income levels based on balance sheet changes caused by interest rate fluctuations. The model and traditional gap analysis indicate the Company is liability sensitive, which means that in a rising rate environment, the Company’s net interest margin will decrease. See Table 13 for a detailed analysis of the Company’s interest rate sensitivity.

The Company’s operations are not ordinarily impacted by inflationary factors. However, because the Company’s assets are largely monetary in nature its operations are subject to changes in interest rates.

Loans

One of the largest components of the Company’s earning assets is its loan portfolio. Loans are the highest yielding asset category and also contain the largest amount of risk. Meeting the credit needs of Jackson, George, Baldwin and DeKalb Counties, with special emphasis on consumer and small business loans, continues to be the primary goal of the Company.

Average loans, net of unearned income, as a percentage of average earning assets, was 41.7%, 41.4% and 54.0%, for the first quarters of 2012, 2011 and 2010, respectively. The average loan to deposit ratio was 43.7%, 43.6% and 52.2% at the end of the first quarters of 2012, 2011 and 2010, respectively. Average net loans increased by 6.6%, 3.6% and 4.5% in the first quarters of 2012, 2011 and 2010, respectively. Loan interest income increased by 9.1% at first quarter-end 2012, decreased by 4.2% at first quarter-end 2011 and increased by 0.4% at first quarter-end 2010.

Loan growth in the real estate portfolio resulted in an increase in loans secured by real estate from $149,492,000 at first quarter-end 2010 to $162,297,000 at first quarter-end 2011 to $169,301,000 at first quarter-end 2012. Commercial and industrial loans totaled $26,923,000, $24,467,000 and $26,386,000 at first quarter-end 2012, 2011, and 2010, respectively. Consumer loans totaled $32,206,000 at first quarter-end 2012, $27,822,000 at first quarter-end 2011 and $33,939,000 at first quarter-end 2010. Other loans at first quarter-end 2012 decreased slightly when compared to the same period in 2011.

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

The allowance to total loans was 1.6% at first quarter-end 2012 and 1.5% at first quarter-end 2011, compared to 1.4% at first quarter-end 2010.

The Company immediately charges off any loan when it is determined to be uncollectible. However, experience shows that certain losses exist in the portfolio and have not been identified. The allowance is allocated to absorb losses on all loans and is not restricted to any one group of loans. The Company’s management has determined that the balance of the allowance for loan losses is adequate to cover potential future losses. If economic conditions deteriorate beyond management’s current expectations, an increase to the provision for loan losses may be necessary. See Tables 7 and 8 for a detailed analysis of the Company’s allowance for loan losses.

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

The Company establishes the allocated amount separately for two different risk groups: (1) unique loans, including those loans considered impaired; and (2) homogenous loans (generally loans with similar characteristics). The allocation for unique loans is done primarily on risk-rating grades assigned to each of these loans as a result of our loan management and review processes. Each risk-rating grade is assigned an estimated loss ratio, which is determined based on the experience of management, discussions with banking regulators, historical and current economic conditions and our independent loan review process. Management estimates losses on impaired loans based on estimated cash flows at the loan’s original effective interest rate or the underlying collateral value. Estimated loss ratios are also assigned to our consumer portfolio. However, the estimated loss ratios for these homogenous loans are based on the historical loss rates of the category of consumer credit (e.g., automobile, residential mortgage, home equity) and not on the results of individual loan reviews.

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

Total non-performing assets totaled $12,033,000, $8,219,000 and $4,425,000, at first quarter-end 2012, 2011, and 2010, respectively. Non-performing assets, as a percentage of total loans, were 5.2% at the first quarter-end 2012, 3.8% at the first quarter-end 2011 and 2.0% at the first quarter-end 2010. Non-accrual loans and accruing loans over 90 days past due totaled $6,290,000 or 2.7% of total loans, $5,419,000 or 2.5% of total loans, and $2,278,000 or 1.0% of total loans at first quarter-end 2012, 2011, and 2010, respectively. Other real estate totaled $5,743,000 or 2.5% of total loans, $2,800,000 or 1.3% of total loans, and $2,147,000 or 1.0% of total loans at first quarter-end 2012, 2011 and 2010, respectively. The increase in non-performing assets is a result of declining economic conditions which include high unemployment, declines in real estate value, and other factors. Approximately $1.8 million of the $2.9 million increase in other real estate owned is due to the acquisition of two branches from Heritage First Bank. See Table 9 for additional information concerning the Company’s non-performing assets

Securities Available for Sale and Investment Securities

The Company’s securities portfolio is another large component of the Company’s earning assets and had book values totaling $256,755,000, $275,910,000 and $186,796,000, for the first quarter-end 2012, 2011 and 2010, respectively. The large increase in securities in 2011 is a result of increase in deposits resulting from gaining additional public fund customers.

The securities portfolio is divided into two classifications: available-for-sale and held-to-maturity. The available-for-sale portion contains all securities which management believes could be subject to sale prior to their stated maturity. This category allows Company management to meet liquidity needs, as well as affording the Company the opportunity to take advantage of market shifts or anticipated changes in interest rates, yield curve changes, and inter-market spread relationships. This portion of the portfolio is also used to help manage the Company’s interest rate and credit risks in the overall balance sheet. In accordance with Accounting Standards Codification 320 Investment in Debt and Equity Securities, securities in the available-for-sale category are accounted for at fair market value with unrealized gains or losses excluded from earnings and reported as separate component of stockholders’ equity until realized. Unrealized losses net of taxes of $732,000 and $2,345,000 were included in stockholders’ equity at first quarter-end 2012 and 2011, respectively, compared to unrealized gains net of taxes of $157,000 at first quarter-end 2010. The held-to-maturity portion of the portfolio contains debt securities which the Company intends to hold until their contractual maturity date. These securities provide the Company with a long term, relatively stable source of income with minimal credit risk. The securities in this category are carried at their amortized costs. A portion of the Company’s investment portfolio is pledged as collateral against public deposits and on securities sold under agreements to repurchase.

Yields on average taxable securities in the first quarters of 2012 and 2011 equaled 2.4% and 2.8%, compared to 3.2% in the first quarter of 2010. Interest earned on average taxable securities decreased 34.9% in the first quarter of 2012, increased 29.5% in the first quarter of 2011, and declined 24.4% in the first quarter of 2010. The decrease in 2012 is due to lower volumes and yields, compared to increases in 2011 which are due to higher volumes, and the decreases in 2010 is due to lower yields. Income increased on average tax-exempt securities by 80.8%, 42.0% and 82.9% in the first quarters of 2012, 2011 and 2010, respectively, due to higher volumes. The average volume of all securities decreased by 13.5% and income decreased 22.8% in the first quarter of 2012, compared to increases of 47.8% in average volume of all securities and 30.9% in income in the first quarter of 2011, and an increase of 8.4% in volume and a decrease of 19.3% in income in the first quarter of 2010. The average balance of federal funds sold decreased in the first quarters of 2012, 2011 and 2010 by 91.3%, 84.8% and 79.2%, respectively. Income from these funds decreased by 63.0%, 75.0% and 88.9% in the first quarters of 2012, 2011 and 2010, respectively, as a result of the decrease volumes. The decrease in volumes are a result of excess funds being placed in a Federal Reserve Excess Balance account shown as other interest earning assets in Table 1.

See Tables 3 and 4 for more information about the Company’s securities portfolio composition yields and maturity distributions.

Deposits

The Company’s primary funding source for loans and investments is its deposit base. Deposits consist of checking, savings and certificates of deposit. The Company’s ability to maintain a strong deposit base is of utmost importance in the growth and profitability of the institution. Managing the deposit mix and pricing is designed to be flexible, so that changes in interest rate movements and liquidity needs do not conflict or have an adverse effect on the Company’s balance sheet. The Company relies on local consumer, retail, corporate and governmental agencies for its deposit base. Average total deposits increased by 6.4%, 23.9% and 8.9% at first quarter-end 2012, 2011 and 2010, respectively. See Tables 10 and 11 for more information about the Company’s deposits and maturity distribution.

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

Average federal funds purchased and securities sold under agreement to repurchase represents 2.7%, 2.9% and 2.6% of total average deposits for the years 2012, 2011 and 2010, respectively. See Table 12 for more information concerning the Company’s short-term borrowings.

Off Balance Sheet Arrangements

As of March 31, 2012, the Company had unfunded loan commitments outstanding of $27,647,000 and outstanding standby letters of credit of $1,183,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. The Company historically has been a net seller of federal funds and a detailed statement of cash flows can be found in the accompanying notes to the financial statements.

Contractual Obligations

The Company has certain contractual obligations that arise from its normal course of business. Each category of deposit represents an obligation to pay. While certain categories of deposits, (e.g., certificates of deposit) have a contracted expiration date, checking accounts and savings are subject to immediate withdrawal. Table 14 details the Company’s deposit and contractual obligations.

The Company also has a defined benefit plan for substantially all of its employees, as well as former employees, who have retired from the Company; consequently, the Company is contractually obligated to pay these benefits to its retired employees. As of December 31, 2011, the plan was underfunded by $5,374,000, compared to an underfunded amount of $2,457,000 at year-end 2010. The underfunded status is the result of poor market conditions and the performance of the plan’s investment assets. Management is monitoring the funded status of its defined benefit plan closely and has begun to contribute additional funding to the plan during 2012.

Risk-Based Capital/Stockholders’ Equity

The Company has always placed a great emphasis on maintaining its strong capital base. The Company’s management and Board of Directors continually evaluate business decisions that may have an impact on the level of stockholders’ equity. It is their goal that the Company maintains a “well-capitalized” equity position. Based on the capital levels defined by banking regulators as part of the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, a “well-capitalized” institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% leverage ratio. The Company’s solid capital base is reflected in its regulatory capital ratios. The risk-based capital ratio was 17.3% at quarter-end 2012, 20.7% at quarter-end 2011 and 20.8% at quarter-end 2010. Tier 1 risk-based was 16.2% at quarter-end 2012, 19.5% at quarter-end 2011 and 19.7% at quarter-end 2010. The leverage ratio at quarter-end 2012, 2011 and 2010 was 9.1%, 9.7% and 11.0%, respectively.

The Company’s capital ratios surpass the minimum requirements of 8.0% for the total risk-based capital ratio, 4.0% for Tier 1 risk-based capital ratio and 4.0% for the leverage ratio.

Stockholders’ equity to total assets at first quarter-end 2012, 2011 and 2010 was 8.8%, 9.3% and 9.7%, respectively.

Non-Interest Income

Non-interest income includes service charges on deposit accounts, safe-deposit box rent, check cashing fees, commissions, charges and other fees. Service charges on deposit accounts income increased by 6.4% in the first quarter of 2012, 9.2% in the first quarter of 2011 and 6.2% in the first quarter of 2010. These fees are generated from customer accounts and are affected by the number of accounts, and the balances of accounts subject to service charges. The Company updated its pricing structure during the first quarter of 2011 and this change is reflected in the increase in service charge income. Miscellaneous income for the first quarter of 2012 increased by 50.0%, compared to the first quarter of 2011 decreased by 36.4% for the first quarter of 2011, compared to the first quarter of 2010, and increased by 14.5% for the first quarter of 2010 compared to the first quarter of 2009. The increase in 2012 is mainly due to the settlement of an existing lawsuit. The decrease in 2011 is due to a gain recognized on real estate owned in the first quarter of 2010 in the amount of $116,000.

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

Salaries and employee benefits expense increased in the first quarter of 2012 by 20.3% and decreased in the first quarter of 2011 by 20.8%, compared to an increase in the first quarter of 2010 of 3.3%. The increase in 2012 is attributed to an increase in the number of employees due to the acquisition of the two branches in Alabama during the last quarter of 2011 and increased pension costs. The decrease in 2011 is due to a reduction in the number of full time equivalent employees, a lower defined benefit pension expense, and the number of payrolls recognized during 2011 compared to 2010. Premise expense increased by 21.4% in the first quarter of 2012 and decreased by 11.2% in the first quarter of 2011, compared to an increase of 2.9%, in the first quarter of 2010. The increase in 2012 is due to increased bank insurance costs, maintenance, and property taxes on foreclosed properties. The decrease in 2011 is attributed to a reduction in property taxes on the main branch and depreciation expense overall. Miscellaneous expenses increased by 2.2%, 21.0% and 7.9% in the first quarters of 2012, 2011 and 2010, respectively. The increase in 2011 is due to merchant fees absorbed on behalf of a public fund deposit customer. The increase in the first quarter of 2010 is primarily due to an increase in FDIC insurance assessments. The FDIC began increasing deposit premiums in 2009 in order to replenish its reserve funds.

Income Taxes

Income tax expense totaled $294,000, $360,000 and $246,000 for the first quarter-ended 2012, 2011 and 2010, respectively.

TABLE 1

COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES

(Dollars in Thousands)

The following table shows the major categories of interest-earning assets and interest-bearing liabilities with their corresponding average daily balances, related interest income or expense and the resulting yield or rate for the first quarter ended March 31, 2012, 2011, and 2010:

	2012			2011			2010
Assets	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning assets:
Loans, net of unearned income	$234,447	$3,640	6.21%	$219,836	$3,336	6.07%	$212,286	$3,484	6.56%
Securities held to maturity:
Taxable	45,682	254	2.22%	82,148	507	2.47%	125,344	1,061	3.39%
Exempt from Federal income tax	48,574	355	2.92%	27,097	213	3.14%	19,267	150	3.11%
Securities available for sale:
Taxable	127,293	793	2.49%	147,144	1,101	2.99%	28,900	181	2.51%
Other interest earning assets	106,578	56	0.21%	53,734	27	0.20%	33,084	16	0.19%
Federal funds sold and securities purchased under agreements to resell	97	—	0.00%	1,117	—	0.00%	7,316	2	0.11%

Total interest-earning assets	$562,671	$5,098	3.62%	$531,076	$5,184	3.90%	$426,197	$4,894	4.59%
Non interest-earning assets:
Cash and due from banks	18,797			17,011			18,496
Bank premises and equipment	17,601			15,632			16,659
Other assets	21,518			15,931			15,198

Total assets	$620,587			$579,650			$476,550

TABLE 1 (continued)

COMPARATIVE AVERAGE BALANCES - YIELDS AND RATES (continued)

(Dollars in Thousands)

	2012			2011			2010
Liabilities	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-bearing liabilities:
INT DDA, MMF & Savings	$323,164	$395	0.49%	$308,209	$479	0.62%	$251,995	$467	0.74%
Time deposits	126,867	389	1.23%	113,708	425	1.50%	107,028	530	1.98%
Federal funds purchased, securities sold under agreements to repurchase and other short- term borrowings	15,078	7	0.19%	14,670	6	0.16%	10,745	7	0.26%

Total interest-bearing liabilities	$465,109	$791	0.68%	$436,587	$910	0.83%	$369,768	$1,004	1.09%

Noninterest-bearing liabilities:
Deposits	86,311			82,365			47,993
Other liabilities	14,743			8,516			7,873
Total liabilities	566,163			527,468			425,634
Stockholder’s equity	54,424			52,182			50,916

Total liabilities and stockholders’ equity	$620,587			$579,650			$476,550

Net interest income/ margin		$4,307	3.06%		$4,274	3.22%		$3,890	3.65%
Tax equivalent adjustment:
Loans		22			32			43
Investment securities		351			212			162
Total tax equivalent adjustment		373			244			205

Net Interest Income		$4,680			$4,762			$4,300

TABLE 2

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

	March 31,
	2012	2011	2010
Securities available for sale
U. S. Treasury and other U. S. Government agencies	$162,013	$178,749	$27,268
Obligations of states and political subdivisions	509	—	—
Mortgage-backed securities	2,300	—	—
Other securities	298	125	153

Total securities available for sale	$165,120	$178,874	$27,421

Investment securities
U. S. Treasury and other U. S. Government agencies	$38,505	$66,610	$136,205
Obligations of states and political subdivisions	52,230	29,526	22,270
Mortgage-backed securities	—	—	—
Other securities	900	900	900

Total investment securities	$91,635	$97,036	$159,375

Total securities available for sale and investment securities	$256,755	$275,910	$186,796

TABLE 3

MATURITY DISTRIBUTION AND YIELDS OF SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES

(Dollars in Thousands)

The following table shows the maturities and weighted average yields of the Company’s securities available for sale and investment securities at March 31, 2012:

	Maturing
	Within 1 Year	After 1 Yr But Within 5 Yrs			After 5 Yrs But Within 10 Yrs		After 10 Yrs.
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total Amount
Securities available for sale
U.S. Treasury and other U.S. Government agencies	$175	0.15%	$—	0.00%	$161,838	2.20%	$—	0.00%	$162,013
Obligations of states & political subdivisions	—	0.00%	175	7.49%	231	2.53%	103	0.33%	509
Mortgage-backed securities	20	-1.18%	1,443	2.13%	470	2.48%	367	2.60%	2,300
Other securities	200	0.62%	98	5.58%	—	0.00%	—	0.00%	298

Total securities available for sale	$395	0.20%	$1,716	2.81%	$162,539	2.33%	$470	2.09%	$165,120

Investment securities
U.S. Treasury and other U.S. Government agencies	$1,000	1.80%	$27,505	2.12%	$10,000	2.20%	$—	0.00%	$38,505
Obligations of states and political subdivisions	1,372	4.79%	15,705	4.04%	14,938	4.34%	20,215	5.16%	52,230
Other securities	900	0.00%	—	0.00%	—	0.00%	—	0.00%	900

Total investment securities	$3,272	3.50%	$43,210	2.87%	$24,938	2.99%	$20,215	5.92%	$91,635

Total securities available for sale and investment securities	$3,667	3.50%	$44,926	2.78%	$187,477	3.04%	$20,685	5.92%	$256,755

At March 31, 2012, the Company held investment securities issued by the State of Mississippi with an aggregate carrying amount of $27.9 million and a market value of $28.6 million. The yield on obligations of states and political subdivisions has been calculated on a fully tax equivalent basis.

TABLE 4

SECURITIES ANALYSIS

	SECURITIES AVAILABLE-FOR-SALE MARCH 31, 2012				SECURITIES HELD-TO-MATURITY MARCH 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$163,275	$44	$(1,306)	$162,013	$38,505	$291	$—	$38,796
STATE AND MUNICIPAL SECURITIES	509	—	—	$509	52,230	2,087	(81)	54,236
MBS AND CMO SECURITIES	2,373	25		$2,398
OTHER SECURITIES	72	128	—	200	900	—	—	900

TOTAL	$166,229	$197	$(1,306)	$165,120	$91,635	$2,378	$(81)	$93,932

	SECURITIES AVAILABLE-FOR-SALE MARCH 31, 2011				SECURITIES HELD-TO-MATURITY MARCH 31, 2011
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$182,355	$99	$(3,705)	$178,749	$66,610	$971	$—	$67,581
STATE AND MUNICIPAL SECURITIES	—	—	—	—	29,526	793	(128)	30,191
OTHER SECURITIES	72	53	—	125	900	—	—	900

TOTAL	$182,427	$152	$(3,705)	$178,874	$97,036	$1,764	$(128)	$98,672

	SECURITIES AVAILABLE-FOR-SALE MARCH 31, 2010				SECURITIES HELD-TO-MATURITY MARCH 31, 2010
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U S GOVERNMENT AND AGENCY SECURITIES	$27,111	$194	$(37)	$27,268	$136,205	$684	$(511)	$136,378
STATE AND MUNICIPAL SECURITIES	—	—	—	—	22,270	581	(98)	22,753
OTHER SECURITIES	72	81	—	153	900	—	—	900

TOTAL	$27,183	$275	$(37)	$27,421	$159,375	$1,265	$(609)	$160,031

TABLE 5

LOAN PORTFOLIO

(Dollars in Thousands)

Loans outstanding at the end of the first quarter indicated are shown in the following table classified by type of loans:

	2012	2011	2010
Commercial & Industrial	$26,923	$24,467	$26,386
Real Estate	169,301	162,297	149,492
Consumer Loans	32,202	27,822	33,939
Other Loans	2,780	4,014	6,629

Total Loans	$231,206	$218,600	$216,446

TABLE 6

LOAN MATURITIES & INTEREST RATE SENSITIVITY

(Dollars in Thousands)

The following table shows the amount of loans outstanding as of March 31, 2012 (excluding those in non-accrual status) based on the scheduled repayments of principal:

Remaining Maturity Fixed Rate
3 months or less	$19,611
Over 3 months through 12 months	41,488
Over 1 year through 5 years	149,894
Over 5 years	9,355
Over 1 year but variable rate	4,638

Total Loans	$224,986

TABLE 7

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

The following table outlines the activity for the allowance for loan losses in the first quarters of the past three years:

	Quarter ended March 31,
	2012	2011	2010
Beginning Balance	$3,745	$3,268	$3,100

Charge Offs:
Commercial & Industrial	—	—	43
Real Estate	127	195	30
Consumer	165	157	230
Other	—	—	—

Total Charge Offs	292	352	303

Recoveries:
Commercial & Industrial	15	—	17
Real Estate	3	2	17
Consumer	97	108	137
Other

Total Recoveries	115	110	171

Net Charge Offs	177	242	132
Provision for Possible Losses	168	242	132

Ending Balance	$3,736	$3,268	$3,100

Total Loans Outstanding	$231,206	$218,600	$216,446

Average daily loans	$234,447	$219,836	$212,286

	2012	2011	2010
Percentages:
Allowance for loan losses to end of quarter total loans	1.62%	1.49%	1.43%
Allowance for loan losses to average loans	1.59%	1.49%	1.46%
Allowance for loan losses to nonperforming assets	31.05%	39.76%	70.06%
Net charge offs to average loans	0.075%	0.110%	0.062%

TABLE 8

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

The following table represents the allocation of the allowance for loan losses by loan categories and is based on an analysis of individual credits, historical losses, and other factors. This allocation is for analytical purposes only as the aggregate allowance is available to absorb losses on any and all loans.

	March 31,
	2012		2011		2010
	% Gross Loans Outstanding	Loan Loss Allowance Allocation	% Gross Loans Outstanding	Loan Loss Allowance Allocation	% Gross Loans Outstanding	Loan Loss Allowance Allocation
Commercial & Industrial	9.02	$337	1.80	$59	7.06	$219
Real Estate	78.64	2,938	81.66	2,668	61.81	1,916
Consumer	9.98	373	12.29	402	22.52	698
Other	2.36	88	4.25	139	8.61	267
Unallocated	—	—	—	—	—	—

	100%	$3,736	100%	$3,268	100%	$3,100

TABLE 9

NONPERFORMING ASSETS

(Dollars in Thousands)

This table summarizes the amount of nonperforming assets at the end of the first quarter of the years indicated.

	2012	2011	2010
Non-accrual Loans & Accruing Loans Past Due 90 Days or more	$6,290	$5,419	$2,278
Other Real Estate	5,743	2,800	2,147

	$12,033	$8,219	$4,425

Nonperforming Assets as % of Total Loans	5.20%	3.76%	2.04%
Non-accrual Loans & Loans Past Due 90 Days or More as % of Total Loans	2.72%	2.48%	1.05%

TABLE 10

AVERAGE DEPOSITS

(Dollars in Thousands)

The daily average amounts of deposits for the periods indicated are summarized in the following table:

	Quarter ended March 31,
	2012	2011	2010
Non-interest bearing deposits	$86,311	$82,365	$47,993
Interest-bearing deposits	323,164	308,209	251,995
Interest-bearing time deposits	126,867	113,708	107,028

Total	$536,342	$504,282	$407,016

TABLE 11

TIME DEPOSITS OF $100,000 OR MORE, MATURITY DISTRIBUTION

(Dollars in Thousands)

Maturities of time certificates of deposits $100,000 or more outstanding at March 31, 2012 are summarized in the following table:

Time remaining until maturity
3 months or less	$12,165
Over 3 through 12 months	43,031
Over 12 months	17,543

Total	$72,739

TABLE 12

SHORT-TERM BORROWINGS

(Dollars in Thousands)

The following table presents a summary of the Company’s short-term borrowings at March 31, for each of the last three years and the corresponding interest rates:

	March Balance	Daily Average Balance	Average Interest Rate*	Maximum Month-End Balance
2012
Federal funds purchased and securities sold under agreements to repurchase	$16,342	$15,078	0.19%	$16,342

2011
Federal funds purchased and securities sold under agreements to repurchase	$14,254	$14,670	0.16%	$14,254

2010
Federal funds purchased and securities sold under agreements to repurchase	$10,641	$10,745	0.26%	$10,641

*	on daily average balance

TABLE 13

INTEREST SENSITIVITY

(Dollars in Thousands)

The following table reflects the interest sensitivity of the Company over various periods as of March 31, 2012, based on contractual maturities as of that date:

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Assets
Interest-earning assets:
Loans, net of unearned income	$23,901	$41,640	$155,316	$10,349	$231,206
Investment securities	2,430	842	43,210	45,153	91,635
Securities available for sale	395	—	1,716	163,009	165,120
Other interest earning assets	78,425	—	—	—	78,425
Federal funds sold and securities purchased under agreements to resell	97	—	—	—	97

Total interest-earning assets	105,248	42,482	200,242	218,511	566,483
Non-interest-earning assets	—	—	—	51,077	51,077

Total assets	$105,248	$42,482	$200,242	$269,588	$617,560

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Int DDAs, MMF, Savings deposits	$28,535	$91,946	$196,575	$—	$317,056
Time deposits	22,791	70,330	32,070	—	125,191
Federal funds purchased, and securities sold under agreements to repurchase	16,342	—	—	—	16,342

Total interest-bearing liabilities	67,668	162,276	228,645	—	458,589
Non-interest-bearing deposits	15,540	45,706	30,166	—	91,412
Other liabilities	—	—	—	12,919	12,919
Stockholders’ equity	—	—	—	54,640	54,640

Total liabilities and stockholders’ equity	$83,208	$207,982	$258,811	$67,559	$617,560

Interest sensitive gap	$22,040	$(165,500)	$(58,569)	$202,029
Cumulative interest sensitive gap	$22,044	$(143,456)	$(202,025)	$4
Cumulative interest sensitive gap as a percent of total assets	3.57%	-23.23%	-32.71%	0.00%

TABLE 14

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

(Dollars In Thousands)

The following table presents, as of March 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date:

	PAYMENTS DUE IN
	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
Deposits without a stated maturity	$181,727	$117,905	$108,836	$—	$408,468
Consumer certificates of deposit	93,121	18,597	13,473	—	125,191
Federal funds borrowed & repurchase agreements	16,342	—	—	—	16,342
Operating leases					—
Purchase obligations	—	—	—	—	—

COMMITMENTS

The following table details the amounts and expected maturities of significant commitments as of March 31, 2012:

	ONE YEAR OR LESS	ONE TO THREE YEARS	THREE TO FIVE YEARS	OVER FIVE YEARS	TOTAL
Commitments to extend credit:
Commercial	$14,467	$223	$—	$—	$14,690
Residential real estate	67	—	—	—	67
Revolving home equity and credit card lines		838	138	10	986
Other	11,892	11	—	1	11,904
Standby letters of credit	1,183	—	—	—	1,183

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures – The Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting for the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCHANTS & MARINE BANCORP, INC.

Date: May 14, 2012	By:	/s/ Royce Cumbest
Royce Cumbest, Chairman of the Board
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ Elise Bourgeois
Elise Bourgeois, Senior Vice President,
Cashier and Chief Financial Officer